Form 10-Q
period 1999-03-31
HIKING ADVENTURES INC
filed 1999-06-17
CIK 1065525

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No.: 000-25735

HIKING ADVENTURES, INC.
(Exact name of registrant as it appears in its charter)

NEVADA					880370480
(State or jurisdiction of		(I.R.S. Employer
incorporation or organization)	Identification No.)

Las Vegas, Nevada	89109
(Address of Principal Executive Office)(Zip Code)
Registrant's telephone number, including area code: (702)495-7947 Registrant's Agent: Shawn F. Hackman, Esq., 3360 W. Sahara Ave., Las Vegas, NV 89102, (702) 732-2253
Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.   Yes x      No _________.
At the end of the quarter ending March 31, 1999 there were 800,000 issued and outstanding shares of the registrants common stock. There is no active market for the registrant's securities.
Total number of pages, including cover page 3.


PART I.  FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
Reference Exhibit A
Balance Sheet
Statement of Operations
Statement of Stockholders Equity
Statement of Cash Flows
Notes to Financial Statements
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.
1. Results of Operations
The Company has had no operations during this quarter.
PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings.
None
Item 2.	Changes in Securities
None
Item 3.	Default Upon Senior Securities
None
Item 4.	Submission of matters To a Vote of Security Holders
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	The following documents are filed as part of this report:
(1)	Financial Statements as of March 31, 1999 as prepared by
Kurt D. Saliger
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Hiking Adventures, Inc.
Dated: June 15, 1999	By: /S/Gary Vesperman
	Gary Vesperman,

HIKING ADVENTURES, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS
	PAGE
INDEPENDENT AUDITORS' REPORT	1
FINANCIAL STATEMENTS
BALANCE SHEET	2
STATEMENT OF OPERATIONS	3
STATEMENT OF STOCKHOLDERS' EQUITY	4
STATEMENT OF CASH FLOWS	5
NOTES TO FINANCIAL STATEMENTS	6
KURT D. SALIGER
Certified Public Accountant
INDEPENDENT AUDITORS' REPORT
Board of Directors
Hiking Adventures, Inc.
Las Vegas, Nevada
I have audited the accompanying balance sheet of Hiking Adventures, Inc. (a development stage company), as of March 31, 1999; and the related statements of operations, stockholders' equity and cash flows for the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hiking Adventures, Inc. (a development stage company) at March 31, 1999 the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Kurt D. Saliger C.P.A.
May 20, 1999

/S/ Kurt D. Saliger
Kurt D. Saliger
Certified Public Accountant

HIKING ADVENTURES, INC.
(A Development Stage Company)
BALANCE SHEET

March 31,
1999
ASSETS

CURRENT ASSETS:

Cash
$84
Account Receivable
$25,725
TOTAL CURRENT ASSETS
$25,809
PROPERTY AND EQUIPMENT, NET
$1,275
ORGANIZATION COSTS, NET
$207

TOTAL ASSETS
$27,291

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable
$0
TOTAL CURRENT LIABILITIES
$0
STOCKHOLDERS' EQUITY:

Common stock, par value, $.001 authorized
50,000,000 shares issued and outstanding
at March 31, 1999 800,000 shares
$800
Additional paid in Capital
$44,192
Deficit Accumulated During Development
Stage
($17,701)
TOTAL STOCKHOLDERS' EQUITY
$27,291
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
$27,291
See accompanying notes to financial statements & audit report
HIKING ADVENTURES, INC.
 (A Development Stage Company)
January 1, 1999 to March 31, 1999
STATEMENT OF OPERATIONS

January 1,
1999 to
March 31,
1999
October 7,
1996
(Inception)
to March 31,
1999
INCOME:


Revenue
$ 0
$16,888
TOTAL INCOME
$0
$16,888
EXPENSES


General, Selling and
Administrative
$1,273
$34,154
Amortization &
depreciation
$96
$435
TOTAL EXPENSES
$1,369
$34,589
Net Profit/Loss(-)
($1,369)
($17,701)
Net Profit/Loss(-) per
share
($0.0017)
($0.0221)
Average number of common
shares outstanding
800,000
800,000
See accompanying notes to financial statements & audit report
HIKING ADVENTURES, INC.
(A Development Stage Company)
March 31, 1999
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Common
Shares
Stock
Amount
Additional
paid-in
capital
Accumulated
Deficit
During
Development
Stage
October 18, 1996
issued for Cash (Note 2)
6,000
$6
$409

Net Income, 10-18-96
(inception) to 12-31-96



($21)
Balance, December 31, 1996
6,000
$6
$409
($21)
Net (Loss), 12-31-97



($84)
Balance, December 31, 1997
6,000
$6
$409
($105)
January 13, 1998
issued for cash (Note 2)
194,000
$194
$12,885

July 7, 1998
issued for cash (Note 2)
600,000
$600
$29,400

July 7, 1998
computer issued to company


$1,500

Net (Loss), 12-31-98



($16,227)
Net (Loss), 3-31-99



($1,369)
Balance, March 31, 1999
800,000
$800
$44,194
($17,701)
See accompanying notes to financial statements & audit report
HIKING ADVENTURES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

Jan. 1,
1999 to
March 31,
1999
October 7,
1996
(inception)
March 31,
1999
Cash Flows from Operating Activities:


Net Income (Loss)
($1,369)
($17,701)
Amortization & depreciation
$94
$431
Accounts Receivable increase
($25,725)
($25,725)
Accounts Payable increase
$0
$0
Cash flows from operating activities
($27,000)
($42,995)
Issue common stock
$0
$43,079
Additional Paid In Capital
$0
$0
Net increase (decrease) in cash
($27,000)
$84
Cash, Beginning of Period
$27,084
$0
Cash, March 31, 1999
$84
$84
See accompanying notes to financial statements & audit report
HIKING ADVENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March, 31, 1999
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company was incorporated October 7, 1996, under laws of the corporate laws of the State of Nevada, as Hiking Adventures, Inc. ( the "Company"). The Company is primarily a development stage company in accordance SFAS #7, and has no operations. The Company is in the business of publishing and marketing a collection of hiking trail guides. The Company also plans to research the feasibility and marketing appeal of electronically providing hiking information services to hikers.
On July 7, 1998, the Company successfully completed an offering of its common stock under Regulation D, Rule 504 of the Securities Act of 1933 for 600,000 common shares of stock at $0.001 per share for $30,000.
The Company has not determined its accounting policies and procedures, except as follows:
1. The Company uses the accrual method of accounting.
2. Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128)
"Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options were available or granted during the periods presented. Accordingly, basic and diluted loss per share are the same for all periods presented.
3. Organization costs of $415 are being amortized over a period of sixty (60) months commencing October 18, 1996.
4. The Company has not yet adopted any policy regarding payment of dividends. No dividend have been paid since inception.
NOTE 2-WARRANTS AND OPTIONS
There are no warrants or options outstanding to acquire any additional shares of common stock.
NOTE 3-GOING CONCERN
The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.
NOTE 4-RELATED PARTY TRANSACTION
The Company neither owns or leases any real property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. The officers and directors of the Company are involved in other business activities, and may, in the future, become active in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interest. The Company has not formulated a policy for the resolution of such conflicts.

B:\10FINAL.10K