Form 10QSB
period 1999-09-30
HIKING ADVENTURES INC
filed 1999-11-15
CIK 1065525

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission file number: 000-25735


                             HIKING ADVENTURES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         Nevada                                          88-0370480
(State of Organization)                    (I.R.S. Employer Identification No.)


                      3123 Trueno Road, Henderson, NV 89014
                    (Address of Principal Executive Offices)

        Registrants Telephone Number, Including Area Code: (702) 435-7947

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

      Transitional Small Business Disclosure Format: Yes [ ]     No [X]


         800,000 Common Shares, $0.001 Par Value, Issued and Outstanding

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         Independent Auditor's Report dated November 8, 1999

         Financial Statements

                  Balance Sheet
                  Statement of Operations
                  Statement of Stockholders' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Hiking Adventures, Inc.
Las Vegas, Nevada

         I have audited the accompanying balance sheet of Hiking Adventures, Inc. (a development stage company), as of September 30, 1999; and the related statements operations, stockholders' equity and cash flows for the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hiking Adventures, Inc., at September 30, 1999; and the results of their operations and their cash flows fr the period ended September 30, 19999 in conformity with generally accepted accounting principles.

/s/
Kurt D. Saliger, C.P.A.
Las Vegas, Nevada
November 8, 1999

                                  BALANCE SHEET
                               SEPTEMBER 30, 1999

                                     ASSETS

CURRENT ASSETS
  Cash                                                                                   $ 36,038
  Accounts Receivable                                                                    $  2,000
                                                                                         --------
                  TOTAL CURRENT ASSETS                                                   $ 38,038

PROPERTY AND EQUIPMENT, NET                                                              $  1,125
ORGANIZATION COSTS, NET                                                                  $    165
                                                                                         --------

                                    TOTAL ASSETS                                         $ 39,329
                                                                                         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                                       $  1,390
  Deferred Income                                                                        $      0
                                                                                         --------
                  TOTAL CURRENT LIABILITIES                                              $  1,390

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value
  authorized 50,000,000 shares;
  issued and outstanding at September 30,
  1999, 800,000 shares                                                                   $    800

  Additional Paid In Capital                                                             $ 44,192

  Deficit Accumulated During
  Development Stage                                                                      $(7,0452)
                                                                                         --------
         TOTAL STOCKHOLDERS' EQUITY                                                      $ 37,938
                                                                                         --------
                           TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY                                          $ 39,328
                                                                                         ========

                 See accompanying notes to financial statements

                             STATEMENT OF OPERATIONS

                                   January 1, 1999       October 7, 1996
                                          to               (Inception)
                                  September 30, 1999    September 30, 1999
                                  ------------------    ------------------
INCOME
Revenue                                 $29,700            $ 46,588
                                        -------            --------
TOTAL INCOME                            $29,700            $ 46,588

EXPENSES

General and Administrative              $20,134            $ 53,015
Amortization & Depreciation             $   288            $    627
                                        -------            --------
TOTAL EXPENSES                          $20,422            $ 53,642
                                        -------            --------
NET PROFIT (LOSS)                       $ 9,278            $ (7,054)
                                        =======            ========

NET PROFIT (LOSS)
PER SHARE                               $0.0116            $(0.0088)
                                        =======            ========
AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING                             800,000             800,000
                                        =======            ========

                 See accompanying notes to financial statements

                  STATEMENT IN CHANGES OF STOCKHOLDERS' EQUITY

                                  Common Stock

                                                                                             (Deficit)
                                                                                             Accumulated
                                   Number                               Additional           During
                                     of                                  Paid In           Development
                                   Shares              Amount            Capital              Stage
                                  ---------           ---------         ----------         -------------
October 18, 1996
issued for cash (Note 2)              6,000             $  6              $   407

Net Income, 10-18-96
(inception) to 12-31-96                                                                     $    (21)
                                    -------             ----              -------           --------
Balance, Dec. 31, 1996                6,000             $  6              $   407           $    (21)

Net (Loss), 12-31-97                                                                        $    (84)
                                    -------             ----              -------           --------
Balance, Dec. 31, 1997                6,000             $  6              $   407           $   (105)

January 13, 1998
issued for cash (Note 2)            194,000             $194              $12,885

July 7, 1998
issued for cash (Note 2)            600,000             $600              $29,400

July 7, 1998
computes issued to company                                                $ 1,500


Net (Loss), 12-31-98                                                                        $(16,227)
Net Income, 9-30-99                                                                         $  9,278
                                    -------             ----              -------           --------
Balance
September 30, 1999                  800,000             $800              $44,192           $ (7,054)
                                    =======             ====              =======           ========

                 See accompanying notes to financial statements

                             STATEMENT OF CASH FLOWS

                                      January 1, 1999       October 7, 1996
                                             to               (Inception)
                                     September 30, 1999    September 30, 1999
                                     ------------------    ------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (Loss)                         $ 9,278              $(7,054)

Amortization & Depreciation               $   286              $   623
Accounts Receivable Increases             $(2,000)             $(2,000)
Accounts Payable Increase                 $ 1,390              $ 1,390
Deferred Income Decrease                  $     0              $     0
                                          -------              -------

CASH FLOWS FROM
OPERATING ACTIVITIES                      $ 8,954              $(7,041)

Issued Common Stock                       $     0              $43,079
Additional Paid In Capital                $     0              $     0
                                          -------              -------

Net Increase (Decrease)
in Cash                                   $ 8,954              $36.038

Cash
Beginning of Period                       $27,084              $     0
                                          -------              -------
Cash
September 30, 1999                        $36,038              $36,038
                                          =======              =======

                 See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company was organized October 7, 1999, under the corporate laws of the State of Nevada, as Hiking Adventures, Inc. (the "Company"). The Company is primarily a development stage company in accordance with SFAS #7. The Company is in the business of publishing and marketing a collection of hiking trail guides. The Company also plans to research the feasibility and marketing appeal of electronically providing hiking information services to hikers. The Company is currently researching the feasibility and marketing appeal of electronically providing hiking information services to its target audience over the Internet.

         On July 7, 1998, the Company successfully completed an offering of its common stock pursuant to and in accordance with Regulation D, Rule 504 of the Securities Act of 1933. This offering was for 600,000 common shares at $0.001 per share. Via this offering, the Company raised $30,000.00

         The Company has not determined its accounting policies and procedures except as follows:

         1. The Company uses the accrual method of accounting;

         2. Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have been converted to common stock. No stock equivalents had been converted to common stock. No stock options were available or granted during the periods presented. Accordingly, basis and diluted loss per share are the same for all periods presented;

         3. Organization costs of $415 are being amortized over a period of sixty (60) months commencing October 18, 1996;

         4. Fixed assets are stated at cost and are being depreciated over a period of five years using the straight line method of depreciation; and

         5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 3 - RELATED PARTY TRANSACTION

         The Company neither owns nor leases any real property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities, and may, in the future, become active in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - SALES AGREEMENT

         The Company has entered into an agreement with Business Concepts, Inc., to sell them 60,000 hiking guide books over a 16 month period. On June 30, 1999, Business Concepts, Inc., paid an initial payment of $15,000.00 to be applied toward a future shipment of hiking guide books. To date, all publications, deliveries and receipts of payment have occurred in accordance with the terms and provisions of the agreement. The Companies gross revenues from this agreement should approximate $170,000.00.

ITEM 2.  MANAGEMENTS' PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward looking statements. Although Management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward looking statements contained in this Statement.

The Company plans to benefit from publishing and marketing guidebooks featuring a collection of hiking trails of exceptional merit. Each hiking trail description will begin with a few sentences of identification, narrative, and location. Narratives may include discussions of the trail's geology, biology, and history. The narrative of each trail is planned to be interspersed liberally with color photographs taken at various points along the trail.

The Company's President, Gary C. Vesperman, has hiked, rafted, backpacked, and otherwise visited a total of approximately 125 units of the Canadian and American national park and wilderness systems, plus dozens of state and provincial parks. Thus he is uniquely capable of judging the relative scenic merits of hiking trails. He personally hiked and selected four trails which will be the subject of the first four guidebooks.

The Company currently has an inventory of approximately 1,000 photographs which were purchased from Mr. Vesperman for a token payment of $1.00. These photographs, together with other photographs taken by Mr. Vesperman in August, 1998, will be used in the Company's initial four guidebooks.

In addition, the Company plans to acquire additional photographs for use in later editions. Weather and seasonal conditions typically influence the time of year when a trail should be hiked for optimal picture taking. For example, drought conditions in late summer are ideal for high altitude trails. Wet winters are required for colorful spring wildflower displays in desert areas. So hiking trail photography would tend to be opportunistic and somewhat sporadic. In order to reduce costs, the Company plans to combine photographing trips to several candidate hiking trails in each category, when weather and seasonal conditions appear favorable.

The Company does not anticipate the need for additional cash during the next 12 months. The Company does not intend to hire additional employees or acquire significant plant or equipment during that time period.

                                     PART II
                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         Inapplicable/None.

ITEM 2.           CHANGES IN SECURITIES

         Inapplicable/None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Inapplicable/None.

ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         Inapplicable/None.

ITEM 5.           OTHER INFORMATION

         Inapplicable/None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         Exhibit Number             Status           Title
         --------------             ------           -----
         3(I)                       (*)              Articles of Incorporation
         3(ii)                      (*)              By-laws
         10                         (*)              Material Contracts
         23                         (*)              Consents of Experts and Counsel  [Prior]
         23                         (**)             Consents of Experts and Counsel  [Current]
         24                         (**)             Power of Attorney
         27                         (**)             Financial Data Schedule

---------------------------------------------------

(*) Previously provided as an exhibit to the Company's Form 10SB filed on October 2, 1999.

(**)     Provided herewith.

B.       REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   HIKING ADVENTURES, INC.

November 11, 1999                              By:  /s/
                                                   Gary C. Vesperman