Form 10KSB
period 1999-12-31
HIKING ADVENTURES INC
filed 2000-02-11
CIK 1065525

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       Registrant's Telephone Number, Including Area Code: (702) 435-7947

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405)

The aggregate market value of the voting stock held by non-affiliates of the registrant is $__________.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

         800,000 Common Shares, $0.001 Par Value, Issued and Outstanding

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

Item 1. Business

The Company was organized as a Nevada Corporation on October 18, 1996, for the purpose of publishing and marketing a collection of hiking trail guides.

The Company's purpose is to publish and market a collection of hiking trail guides. Typical hiking trail guides contain detailed descriptions of each trail and one or two black and white photographs. The Company intends to fill a niche in the marketplace by emphasizing hiking trails of exceptional merit, accompanied by color photographs of outstanding quality.

Each guidebook features one trail. The guidebook will be 5 1/2 by 8 1/2 inches in size, printed on glossy paper which allows the reproduction of color photographs. The front cover reveals the name of the hiking trail at the top, with a photograph below. The insides of the front and rear covers will contain information about the Company's other hiking guides and hiking information. The back cover includes a photograph and the usual information, such as retail price, publisher name and address, copyright year, and ISBN number.

The photographs are shown on each page, in the sequence in which the trail is traversed. The first few pages include summary information about the trail, such as its location, a map, and some general comments as to why the trail is considered to be outstanding. The author is then introduced, and information is included concerning the photographs. Comments about the area's geology, history, campsites and plant and animal life are also be included.

Item 2. Properties

The Company neither owns nor leases any real property. Office services are provided without charge by Gary C. Vesperman, the President and a Director of the Company. The Company's principal place of business is comprised of 250 square feet of operating space located at 3123 Trueno Road, Henderson, Nevada, 89014.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company has recently been approved for trading by the National Association of Securities Dealers Regulation, Inc., under the symbol HKAV. To date, no Company shares have been transacted on the over-the-counter bulletin board, the exchange on which the Company will be traded.

Item 6. Management's Discussion and Analysis or Plan of Operation

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and forward looking statements as that terms is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are included in this 10-KSB, including statements of historical fact, are forward looking statements. Although Management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors could cause actual results to differ materially from the expectations disclosed in this statement, including without limitation, in conjunction with those forward looking statements contained in this statement.

The Company plans to benefit from publishing and marketing guidebooks featuring a collection of hiking trails of exceptional merit. Each hiking trail description will begin with a few sentences of identification, narrative, and location. Narratives include discussions of the trail's geology, biology, and history. The narrative of each trail in interspersed liberally with color photographs taken at various points along the trail.

The Company's President, Gary C. Vesperman, has hiked, rafted, backpacked, and otherwise visited a total of approximately 125 units of the Canadian and American national park and wilderness systems, plus dozens of state and provincial parks. Thus, he is uniquely capable of judging the relative scenic merits of hiking trails. He personally hiked and selected four trails which will be the subject of the first four guidebooks.

In addition, the Company plans to acquire additional photographs for use in later editions. Weather and seasonal conditions typically influence the time of year when a trail should be traversed for optimal photographing. For example, drought conditions in late summer are ideal for high altitude trails. Wet winters are required for colorful spring wildflower displays in desert areas. So, in order to reduce costs, the Company plans to combine photographing trips to several candidate hiking trails in each category, when weather and seasonal conditions appear favorable.

The Company does no anticipate the need for additional cash during the period beginning September 1999, through, at least, September 2000. The Company does not intend to hire additional employees or acquire significant plant or equipment during said time period.

Item 7. Financial Statements

See Independent Auditors Report, Balance Sheet, Statement of Operations, Statement of Stockholders' Equity, Statement of Cash Flows and Notes to Financial Statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Gary C. Vesperman, age 55, is the Company's President and a Director. Timothy J. Zelenka, age 42, is the Company's Secretary-Treasurer and a Director. Messrs. Vesperman and Zelenka comprise the Company's Board of Directors.

The members of the Company's Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Mr. Vesperman's previous experience has been with Film Funding, Inc., Las Vegas, Nevada, from February 1992 until June 1998 where he worked as Vice President. From April 1986 until October 1991, he was the Senior Technical Writer for EG&G Special Projects in Las Vegas, Nevada. He wrote software user's guides and theory of operation/maintenance manuals for radar systems. He also edited proposals for security systems.

Prior, Mr. Vesperman was a technical writer with 18 Silicon Valley electronics companies including Control Data, Ford Aerospace, Ampex, Verbatim, Amdahl, Timex, Mohawk Data Sciences, Hewlett Packard, and Moore Systems. His projects have included a broadcast television camera, a vehicle electronics testing system for a General Motors luxury car assembly line, power control and distributions systems, and many types of computer equipment.

After over a quarter century of research, Mr. Vesperman completed the design of a fiberoptic network of computerized segmented courses wherein fiberoptic cables would link to several dozen metropolitan high schools into a combination of unique statistical techniques, video, teleconferencing, superlearning, and a three-level computer hierarchy.

Mr. Vesperman received his BS in Electrical Engineering from the University of Wisconsin in 1968.

Mr. Zelenka's career highlights include stints as an independent webmaster contractor for various financial service companies. He also has been a project manager for cellular telephone construction and a computer specialist in inventory control.

Mr. Zelenka attended Pennsylvania State University and focused his studies in landscape architecture and hotel/restaurant management.

Item 10. Executive Compensation

No compensation of directors or executive officers has been paid by the Company to date. The officers and directors of the Company are reimbursed for out-of-pocket expenses incurred on the Company's behalf. While the Company anticipated compensating Messrs. Vesperman and Zelenka beginning January 2000, the same has not yet begun to occur.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those person holding beneficially more than 5% of the Company's common stock. The only holders of more than 5% of the Company's common stock are the directors and executive officers.

Title of Class     Name/Address                 Shares            Percentage of
                   of Owner                     beneficially      ownership
                                                owned
Common             Gary C. Vesperman             99,300           12.41%
                   3123 Trueno Road
                   Henderson, NV 89014

Common             Timothy J. Zelenka           100,000           12.50%
                   347 Gana Court
                   Las Vegas, NV

Common             All officers and directors   199,300           24.91%
                   (2 individuals)

Item 12. Relationships and Related Transactions

As aforesaid, the Company neither owns nor leases any real property. Office services are provided without charge by Gary C. Vesperman, the Company's President. The Company's principal place of business is comprised of 250 square feet of operating space located at 3123 Trueno Road, Henderson, Nevada, 89014. These accommodations are currently being provided to the Company, without charge, by Mr. Vesperman.

No compensation of directors or executive officers has been paid by the Company to date. The officers and directors of the Company are reimbursed for out-of-pocket expenses incurred on the Company's behalf. While the Company anticipated compensating Messrs. Vesperman and Zelenka beginning January 2000, the same has not yet begun to occur.

At this time, there are no additional relationships or related transactions to be reported.

Item 13. Exhibits and Reports of Form 8-K

None

Item 14. Other

At the request of Business Concepts, Inc., a party to a certain Material Contract with the Company as disclosed on the Company's Form 10-SB/12GA and identified as Exhibit 10 thereto, an amendment of the Material Contract has been executed by and between Business Concepts, Inc., and the Company. In pertinent part, the amendment provides that all terms and provisions of the contract dated June 10, 1999, by and between Hiking Adventures, Inc., and Business Concepts, Inc., shall remain the same with the exception of the provision calling for delivery of Hiking Guides and payment in October, November and December, 1999, as well as January 2000.

The Hiking Guides scheduled for printing, delivery and payment for such dates will neither be printed nor delivered. Rather, the parties hereby agree to extend the terms of the contract for five (5) months in order to maintain the material provisions, costs, expenses, and revenues encompassed by the original contract. Simply stated, the Hiking Guides scheduled for delivery and payment in October, November and December, 1999, as well as January 2000, shall be printed, delivered and paid for month by month beginning March 2000, and will extend the duration of the contract for five (5) months after the expiration of the original contract.

   Member American Institute                           Member Nevada Society
Of Certified Public Accountants                  of Certified Public Accountants



                              KURT D. SALIGER, CPA
                           Certified Public Accountant


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Hiking Adventures, Inc.
Las Vegas, Nevada


        I have audited the accompanying balance sheet of Hiking Adventures, Inc. (a development stage company), as of December 31, 1999; and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hiking Adventures, Inc. at December 31, 1999; and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.



    /s/
Kurt D. Saliger C.P.A.
Las Vegas, Nevada
February 09, 2000





                 5000 W. Oakey Suite A-4 Las Vegas, Nevada 89146
                    Phone: (702) 367-1988 fax: (702) 870-8388

                             HIKING ADVENTURES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS
             Cash                                                      $ 25,964
             Accounts Receivable                                       $  5,726
                                                                       --------
             TOTAL CURRENT ASSETS                                      $ 31,690

PROPERTY AND EQUIPMENT, NET                                            $  1,050
ORGANIZATION COSTS, NET                                                $    144
                                                                       --------
                                 TOTAL ASSETS                          $ 32,884
                                                                       ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts Payable                                          $  1,390
             Deferred Income                                           $      0
                                                                       --------
             TOTAL CURRENT LIABILITIES                                 $  1,390

STOCKHOLDERS' EQUITY
             Common Stock, $.001 par value
             authorized 50,000,000 shares;
             issued and outstanding at
             December 31, 1999 800,000 shares                          $    800

             Additional Paid In Capital                                $ 44,192

             Deficit Accumulated During
             Development Stage                                         ($13,498)
                                                                       --------
             TOTAL STOCKHOLDERS' EQUITY                                $ 31,494
                                                                       --------

                          TOTAL LIABILITIES AND
                          STOCKHOLDERS' EQUITY                         $ 32,884
                                                                       ========

                 See accompanying notes to financial statements.

                             HIKING ADVENTURES, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                January 1, 1999    October 7, 1996
                                                       to            (Inception)
                                                  December 31,     to December 31,
                                                      1999              1999
   INCOME
   Revenue                                          $ 29,700          $  46,588
                                                    --------          ---------
TOTAL INCOME                                        $ 29,700          $  46,588

   EXPENSES

   General and
          Administrative                            $ 26,482          $  59,363
Amortization & depreciation                         $    384          $     723
                                                    --------          ---------
TOTAL EXPENSES                                      $ 26,866          $  60,086
                                                    --------          ---------
NET PROFIT (LOSS)                                   $  2,834          ($ 13,498)
                                                    ========          =========

   NET PROFIT (LOSS)
   PER SHARE                                        $ 0.0035          ($ 0.0169)
                                                    ========          =========

   AVERAGE NUMBER OF
   SHARES OF COMMON
   STOCK OUTSTANDING                                 800,000            800,000
                                                    ========          =========


                 See accompanying notes to financial statements.

                             HIKING ADVENTURES, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                December 31, 1999


                                      Common Stock                         (Deficit)
                                    -----------------                     Accumulated
                                    Number                 Additional       During
                                      of                    Paid In       Development
                                    Shares     Amount       Capital         Stage
                                    -------    ------       -------        --------
October 18,1996
issued for cash (Note 2)              6,000     $  6        $   407

Net Income, 10-18-96
(inception) to 12-31-96                                                    ($    21)
                                    -------     ----        -------        --------
Balance, Dec. 31, 1996                6,000     $  6        $   407        ($    21)

Net (Loss), 12-31-97                                                       ($    84)
                                    -------     ----        -------        --------
Balance, Dec. 31, 1997                6,000     $  6        $   407        ($   105)

January 13, 1998
issued for cash (Note 2)            194,000     $194        $12,885

July 7, 1998
issued for cash (Note 2)            600,000     $600        $29,400

July 7, 1998
computer issued to company                                  $ 1,500

Net (Loss), 12-31-98                                                       ($16,227)
Net Income, 12-31-99                                                        $ 2,834
                                    -------     ----        -------        --------
Balance December 31, 1999           800,000     $800        $44,192        ($13,498)
                                    =======     ====        =======        ========


                 See accompanying notes to financial statements.

                             BIKING ADVENTURES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                          January 1, 1999       October 7, 1996
                                                 to               (Inception)
                                            December 31,        to December 31,
                                                1999                 1999
CASH FLOWS FROM
FROM OPERATING ACTIVITIES

Net Income (Loss)                             $  2,834             ($13,498)

Amortization & depreciation                   $    384             $    721
Accounts Receivable increase                  ($ 5,728)            ($ 5,728)
Accounts Payable increase                     $  1,390             $  1,390
Deferred Income decrease                      $      0             $      0
                                              --------             --------

CASH FLOWS FROM
   FROM OPERATING ACTIVITIES                  ($ 1,120)            ($17,115)

Issue Common Stock                            $      0             $ 43,079
Additional Paid In Capital                    $      0             $      0
                                              --------             --------

Net increase
(decrease) in Cash                            ($ 1,120)            $ 25,964

Cash
Beginning of Period                           $ 27,084             $      0


Cash                                                --                   --
December 31, 1999                             $ 25,964             $ 25,964
                                              ========             ========



                 See accompanying notes to financial statements.

                             HIKING ADVENTURES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company was organized October 7, 1996 under the corporate laws of the State of Nevada, as Hiking Adventures, Inc. (the "Company"). The Company is primarily a development stage company in accordance with SFAS #7, and has no material operations. The Company is in the business of publishing and marketing a collection of hiking trail guides. The Company also plans to research the feasibility and marketing appeal of electronically providing hiking information services to hikers.

        On July 7, 1998, the Company successfully completed an offering of its common stock under Regulation D, Rule 504 of the Securities Act of 1933 for 600,000 common shares of stock at $0.00l per share for $30,000.

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

        4. Fixed assets are stated at cost and are being depreciated over a period of five years using the straight line method of depreciation.

        5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

                             HIKING ADVENTURES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


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

NOTE 4 - SALES AGREEMENT

        The Company has entered into an agreement with Business Concepts, Inc. to sell them over 60,000 hiking guide books over the next (30) thirty months. On June 30, 1999 Business Concepts, Inc. paid an initial payment of $15,000 to be applied to a future shipment of hiking guide books expected to be published around August 1, 1999. The first 20,000 guide books were shipped and paid for by September 30, 1999. The total value of the business agreement in total sales should approximate $170,000 for the 60,000 guide books.

        In accordance with an amendment to the agreement between Business Concepts, Inc., and the Company, the publication and delivery of Hiking Guides for October, November and December 1999, as well as January 2000, have been suspended. As a result of the same the terms and provisions of the agreement have been modified to provide for an extension of the contract term for a period of five (5) months. Accordingly, all costs, expenses and revenues will remain constant over the life of the agreement.

        As a certified Public Accountant, I hereby consent to the inclusion of my report dated February 9, 2000, in the Form 10-KSB filed by Hiking Adventures, Inc., including all references to my reports to the extent they are concurrent therewith and contained in the Form 10-KSB.




                                        Kurt D. Saliger, C.P.A.
                                        -----------------------

Dated: February 9, 2000

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Hiking Adventures, Inc.

                                       By: Gary C. Vesperman
                                           ------------------------
                                           President and Director

Dated: February 10, 2000


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Hiking Adventures, Inc.

                                       By: Timothy J. Zelenka
                                           ------------------------
                                           Secretary-Treasurer and
                                           Director

Dated: February 10, 2000