Form 10QSB
period 2000-03-31
IQROM COMMUNICATIONS INC
filed 2000-05-22
CIK 1065525

--------------------------------------------------------------------------------
CCC
(5-99) information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
--------------------------------------------------------------------------------


=============================
         OMB APPROVAL
-----------------------------
    OMB Number: 3235-0416
-----------------------------
    Expires: May 31, 2000
-----------------------------
   Estimated average burden
  hours per response: 9708.0
=============================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

   [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended           3/31/2000
                                                   -----------------------------

   [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from                to
                                               -------------    ----------------

                        Commission file number        000-25735
                                              --------------------------


                           IQROM Communications, Inc.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                    88-0370480
---------------------------------              ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

           7635 Ashley Park Court, Suite 503V, Orlando, Florida 32835
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                               ( 407 ) 299-2230
                         -----------------------------
                           (Issuer's telephone number)

                  Hiking Adventures, Inc., 114 Magnolia Street,
                   Suite 400-127, Bellingham, Washington 98225
    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                   21,653,378
       ------------------------------------------------------------------
   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]


                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
                             Hiking Adventures, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                 March 31, 2000

                                             March 31, 2000    December 31, 1999
                                               (UNAUDITED)
Assets

Current Assets
     Cash                                         $  57,665           $  25,964
     Accounts Receivable                              5,726               5,726
                                                  ---------           ---------
Total Current Assets                                 63,391              31,690
Property and equipment, net                           1,050               1,050
Organization costs, net                                 123                 144
                                                  ---------           ---------
Total Assets                                      $  64,564           $  32,884

Liabilities and Stockholder's Equity
Current Liabilities
     Accounts Payable                             $   1,390           $   1,390
     Accrued Expenses                                50,000                   0
     Notes Payable                                  100,000                   0
                                                  ---------           ---------

Total Current Liabilities                           151,390               1,390

Stockholders Equity
      Common Stock, $0.001 par
      value, authorized 50,000,000
      shares; issued and outstanding,
      10,000,000 shares                                 800                 800

      Additional Paid-In Capital                     44,192              44,192

      Deficit accumulated during
      Development stage                            (131,818)            (13,498)
                                                  ---------           ---------
Total Stockholders Equity                           (86,826)             31,494

Total Liabilities and Stockholders' Equity        $  64,564           $  32,884


                 See accompanying notes to financial statements.

                             Hiking Adventures, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                          For the Three month period ended
                                          --------------------------------

INCOME                                    March 31, 2000   March 31, 1999
------                                    --------------   --------------
Revenue                                    $          0     $          0
                                           ------------     ------------

    Total Income                                      0                0

EXPENSES
General & administrative                        118,299            1,273
Amortization and depreciation                        21               96
                                           ------------     ------------
    Total expenses                              118,320            1,369

Net loss                                   ($   118,320)    ($     1,369)

Net loss per share, basic and diluted      ($      0.01)    ($      0.00)

Weighted average number of
    Shares outstanding-basic and diluted     10,000,000      10,000,000


                  See accompanying notes to financial statements.

                            Hiking Adventures, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                 March 31, 2000


                                               For the three month period ending
                                               ---------------------------------

                                               March 31, 2000     March 31, 1999
                                               --------------     --------------

Cash flows from operating activities:

    Net loss                                      ($118,320)          ($1,369)

    Amortization and depreciation                        21                94
    Increase in accounts receivable                       0           (25,725)
    Increase in accrued expenses                     50,000                 0
                                                  ---------         ---------

Net cash used in operating activities               (68,299)          (27,000)

Cash flows from financing activities:
    Proceeds from notes payable                     100,000                 0
                                                  ---------         ---------

Net cash provided by financing activities           100,000                 0

Net increase (or decrease) in cash                   31,701           (27,000)

Cash at beginning of period                          25,964            27,084
                                                  ---------         ---------

Cash at end of period                             $  57,665         $      84


                 See accompanying notes to financial statements

                             Hiking Adventures, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 2000

Note 1 - Summary of Significant Accounting Policies.

                  The accompanying unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. These financial statements should be read in conjunction with our audited financial statements as of December 31, 1999, including the notes thereto, and the other information included in our most recent annual report on Form 10-KSB for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission, or SEC, on February 11, 2000. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this Form 10-QSB.

                  Operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000. Certain historical accounts have been restated to conform to the current year presentation.

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

Note 2 - Stock split.

         On March 1, 2000, the Company announced that its Board of Directors had approved a 12.5/1 split of its issued and outstanding shares of common stock. Shareholders of record as of March 2, 2000 participated in this split. All share and per share figures have been adjusted to reflect this split.

Note 3 - Acquisition of DXP New Media Services, Inc.

         On March 17, 2000, the Company announced that it had entered into a letter of intent to acquire all of the outstanding shares of DXP New Media Services, Inc., ("DXP") and its wholly-owned subsidiary IQROM Limited. Under the terms of the letter of intent, the Company would exchange 12,800,625 shares of its common stock for all of the issued and outstanding shares of DXP.

Note 4 - Private placement of shares

         On March 17, 2000, the Company announced a $7,500,000 private placement of 1,000,000 units at $7.50 per unit. Each unit consists of one common share and one-half of a share purchase warrant. Each whole warrant will entitle the holder to purchase one additional common share at $7.50 if exercised in the first year and $10.00 if exercised in the second year.

Note 5 - Subsequent events

         On April 5, 2000, the Company announced that in anticipation of the acquisition of DXP, it had made application to change its name to IQROM Communications, Inc. effective April 10, 2000. The Company also announced that its trading symbol on the NASD Bulletin Board system would change to "IQCO". In addition, the Company's listing on the Berlin Exchange would also be changed to reflect the new name and trading symbol, effective April 11, 2000.

         On April 27, 2000, the Company announced that it had completed the acquisition of DXP and its UK subsidiary, IQROM Limited. In addition, the Company announced it had completed an additional private placement of 330,000 shares at $7.50 per share, totaling $2,475,000. Also, the Company stated that it had entered into a long-term licensing agreement with the owners of the US patent rights for CD-Cards, giving the Company the exclusive global rights to sell the patented CD-Cards.


Item 2. Management's Discussion and Analysis or Plan of Operation.

NOTE REGARDING PROJECTONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and forward looking statements as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are included in this 10-KSB, including statements of historical fact, are forward looking statements. Although Management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors could cause actual results to differ materially from the expectations disclosed in this statement, including without limitation, in conjunction with those forward looking statements contained in this statement.

        For the three months ended March 31, 2000, the Company did not receive any revenue from operations or incur any material costs related to publishing and marketing hiking trail guides.

        The Company incurred approximately $118,000 of expenses during the period, primarily legal and professional fees related to the Company's anticipated acquisition of DXP New Media Services, Inc. ("DXP"). Included in the expenses for the period is a $50,000 accrual for legal and professional services rendered in the period which are expected to be paid in subsequent periods.

        During the next twelve months, management intends to complete its acquisition of DXP and subsequently engage in the business of selling and distributing CD-Cards and related products (a CD-Card is a portable CD-ROM in the shape and size of a rectangular business and/or trading card that can run in the CD/DVD tray of any computer). The Company plans to discontinue its plans to publish and market hiking trail guides.

        During the period, the Company secured a private placement of 1,000,000 units at $7.50 per unit, each unit consisting of one common share and one-half of a share purchase warrant. Each whole warrant will entitle the holder to purchase one additional common share at $7.50 if exercised in the first year and $10.00 if exercised in the second year. In addition, the Company announced it had completed an additional private placement of 330,000 shares at $7.50 per share, totaling $2,475,000. The proceeds of this subscription will be used to repay debt of DXP and provide working capital for the Company's CD-Card operations.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
         None.

Item 2. Changes in Securities.
         None.

Item 3. Defaults Upon Senior Securities
         None.

Item 4. Submission of Matters to a Vote of Security Holders.
         None.

Item 5. Other Information.
         None.

Item 6. Exhibits and Reports on Form 8-K.
                                ---------
(a)      Exhibits.
                           Exhibit 27 - Financial Date Schedule

(b)      Reports on Form 8-K.

         A Report on Form 8-K was filed on March 10, 2000 reporting the resignations of Gary Vesperman and Timothy Zelenka and the hiring of Eric J. Boehnke as the new President and John A. Meyer as the new Secretary. Both Mr. Boehnke and Mr. Meyer were also named directors of the Company.

         A Report on Form 8-K was filed on May 5, 2000, after the close of the quarter ended March 31, 2000, reporting a change in control of the Company which occurred as of April 20, 2000. Mr. Boehnke and Mr. Meyer resigned from their offices with the Company and as directors in connection with the change in control.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      IQROM COMMUNICATIONS, INC.
                                      (Registrant)
Date
     ----------------------           ----------------------------------
                                      (Signature)
                                      Thomas Gabor Elek, Chief Executive Officer


Date
     ----------------------           ----------------------------------
                                      (Signature)
                                      Donald Carse, Chief Financial Officer



     *Print the name and title of each signing officer under his signature.