Form 10QSB
period 2000-06-30
IQROM COMMUNICATIONS INC
filed 2000-08-15
CIK 1065525

SEC 2344 Potential persons who are to respond to the collection of information contained in this form (5-99) are not required to respond unless the form displays a currently valid OMB control number.

=============================
        OMB APPROVAL
=============================
OMB Number: 3235-0416
=============================
Expires: May 31, 2000
=============================
Estimated average burden
hours per response: 9708.0
=============================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended 6/30/2000
                                                   ---------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________to ____________

                        Commission file number 000-25735
                                               ---------

                           iQrom Communications, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                             88-0370480
 ---------------------------------                           -------------------
   (State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                           Identification No.)

           7635 Ashley Park Court, Suite 503V, Orlando, Florida 32835
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 299-2230
                           ---------------------------
                           (Issuer's telephone number)

                  Hiking Adventures, Inc., 114 Magnolia Street, Suite 400-127, Bellingham, Washington 98225
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,654,378
                                           ----------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                   iQrom COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                       June 30,
                                                                         2000
                                  ASSETS                             (Unaudited)
CURRENT ASSETS
        CASH AND CASH EQUIVALENTS                                   $ 4,662,180
        ACCOUNTS RECEIVABLE                                           1,048,928
        INVENTORY                                                        22,404
        PREPAID EXPENSES                                                  9,600
                                                                    ------------
          TOTAL CURRENT ASSETS                                        5,743,112
FIXED ASSETS - NET                                                       93,641
INTANGIBLE ASSETS - NET                                              95,069,260
                                                                    ------------
TOTAL ASSETS                                                       $100,906,013
                                                                   =============

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                       $ 1,463,960
        PURCHASE CONSIDERATION PAYABLE                                2,475,000
        NOTES PAYABLE                                                   100,000
                                                                    ------------
TOTAL LIABILITIES                                                     4,038,960

SHAREHOLDERS' EQUITY
        COMMON STOCK, (par value $0.001, authorized 50,000,000
          shares; issued and outstanding, 21,654,378 shares)              2,165
        ADDITIONAL PAID IN CAPITAL                                  105,948,503
        ACCUMULATED DEFICIT                                          (9,114,660)

        ACCUMULATED OTHER COMPREHENSIVE INCOME:
          Cumulative Translation Adjustment                              31,045
                                                                    ------------
                TOTAL SHAREHOLDERS' EQUITY                           96,867,053
                                                                    ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $100,906,013
                                                                   =============

           See accompanying notes to consolidated financial statements
                   iQrom COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three months ended                          Six months ended
                                                      June 30,                                   June 30,
                                             2000                  1999                 2000                   1999
                                         (Unaudited)            (Unaudited)          Unaudited)            (Unaudited)
REVENUE

TOTAL REVENUE                            $1,876,172                     -            $2,388,354                     -
                                        -----------------------------------------------------------------------------

COST OF SALES                             1,507,785                     -             1,895,933                     -
                                        -----------------------------------------------------------------------------

GROSS PROFIT                                368,387                     -               492,420                     -

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES

  Advertising and selling                   135,347                     -               284,635                     -
  Professional fees                         795,581                     -               842,413                     -
  Salaries and benefits                     568,298                     -               881,230                     -
  Depreciation                                5,013                     -                 6,868                     -
  Amortization of Intangible Assets       6,478,151                                   6,487,213
  Other                                     316,986                12,237               469,416                29,908
                                        -----------------------------------------------------------------------------
OPERATING LOSS                            7,930,989                12,237             8,479,355                29,908

INTEREST INCOME                              90,778                     -                93,410                     -
INTEREST EXPENSE                            (29,434)                    -               (29,366)                    -
                                        -----------------------------------------------------------------------------
NET LOSS                                 $7,869,645               $12,237            $8,415,310               $29,908
                                        =============================================================================
NET LOSS PER SHARE - basic and
diluted                                        $.41                    $0                  $.58                    $0

Weighted Shares Outstanding              19,092,976            18,063,086            14,546,488            14,031,543


           See accompanying notes to consolidated financial statements
                   iQrom COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                              June 30
                                                                                       2000            1999
                                                                                   (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net cash used in operating activities:
Net Loss                                                                           $(8,415,310)      $(29,908)
 Depreciation                                                                            6,869
 Amortization                                                                        6,494,082
 Loss on disposal of fixed assets                                                        1,050
 Change in operating assets and liabilities:
 Accounts receivable                                                                (1,048,688)
 Inventory                                                                             (22,404)
 Prepaid assets                                                                         (9,600)
 Accounts payable and accrued expenses                                                 702,747         29,908
                                                                                   -----------       --------
Net cash used in operating activities                                               (2,298,124)             -

INVESTING ACTIVITIES:
 Purchases of fixed assets                                                             (95,261)
 Payments for patents                                                                 (129,072)
 Payments for trademarks                                                                (3,262)
 Acquisition of business net of cash acquired                                       (2,748,367)             -
                                                                                      --------
Net cash used in investing activities                                               (2,975,962)             -


FINANCING ACTIVITIES:
 Issuance of common stock                                                            9,900,000
                                                                                   -----------
Net cash provided by financing activities                                            7,500,000              -
EFFECT OF EXCHANGE RATE CHANGES ON CASH -                                               36,266              -
                                                                                   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            4,662,180              -
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD                                          -              -
CASH AND CASH EQUIVALENTS - END OF THE PERIOD                                       $4,662,180              -
                                                                                   ===========

           See accompanying notes to consolidated financial statements iQrom Communications, Inc
Notes to Consolidated Financial Statements
June 30, 2000

Note 1 - Basis of Presentation.

         The accompanying unaudited, consolidated financial statements of iQrom Communications, Inc. (the Company), and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited, consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements as of November 30, 1999, including the notes thereto, and the other information included in our most recent filing on Form 8K, which was filed with the Securities and Exchange Commission, or SEC, on July 3, 2000. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing.

         Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.


Note 2 - Summary of Significant Accounting Policies.

         Principles of Consolidation - The consolidated financial statements of operations include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         Revenue Recognition - The Company designs, develops and distributes digital communications technology based on its own and licensed intellectual property. Revenues from the sale of products are recognized at the time they are shipped.

         Cash and Equivalents - The Company considers all highly liquid financial instruments with maturity at the time of purchase of ninety days or less to be cash equivalents.

         Recent Accounting Pronouncements - The Financial Accounting Standards Board (FASB) recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of FASB Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. Statement 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of Statement 133 will be on its earnings and financial position.

         Foreign Currency Translation - Assets and liabilities of the Company's non-U.S. subsidiary are translated into U.S. dollars using the end of period exchange rates. The effect of this translation is reported in Accumulated Other Comprehensive Income in the accompanying consolidated balance sheet. Income statement elements of the non-US subsidiary are translated to U.S. dollars using average period exchange rates and are recognized as part of revenues, costs and expenses.

         Intangible Assets - Intangible assets consist principally of Trademarks, Patents and Goodwill. These are amortized on a straight-line basis over twenty, fifteen and three years, respectively. The Company has elected to amortize the Goodwill over a three-year period. The amount of the amortization will have a large negative impact on the Company's reported earnings for each period. However, these charges are of a non-cash nature.

         Net Loss Per Share Information - Basic and diluted loss per share are computed based on the weighted average shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential common stock issuances using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's warrants have been excluded from diluted loss per share since their effect is anti-dilutive.


Note 3 - Shareholders Equity.

         Reverse Acquisition - On April 10, 2000, Hiking Adventures, Inc., amended its articles of incorporation to change its name to iQrom Communications, Inc (iQrom). On April 20, 2000, the Company acquired 50% of the outstanding common stock of DXP US, Inc. (DXP) from its UK shareholders, Messrs. Elek, Maynard-Taylor and Allmark, by way of exchange (the share exchange) in consideration for the issue of 6,400,314 voting common shares in the capital of the Company plus a share of cash proceeds from the placement referred to under the following subheading (Issuance of Equity). Immediately subsequent to the Share Exchange, DXP was merged with and into iQrom Communications Acquisition Co. (ICA), a wholly owned subsidiary of the Company (the Reorganization). As a result of the Reorganization, all of the common stock of DXP outstanding and owned by POV US, LLC (i.e. the 50% of common stock of DXP not already owned by the Company by virtue of the Share Exchange) was converted into 6,400,314 voting shares in the capital of the Company plus a share of the cash proceeds from the Placement referred to above. All of the common stock of DXP issued and outstanding owned of record by the Company by virtue of the Share Exchange was cancelled and retired and the separate existence of DXP thereby ceased and ICA continued as the surviving corporation. Additionally, 2,466,250 voting common shares of the Company held by its former President were cancelled as part of the transaction. This resulted in the former shareholders of DXP owning approximately 59% of the voting common shares of the Company upon completion of the Share Exchange and Reorganization. The Reorganization has been accounted for as a reverse merger under generally accepted accounting principles as more fully described below.

         The accounting treatment for the reverse merger means that DXP is considered the acquiring entity and that ICA is the acquired entity even though iQrom is the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements of the Company for periods prior to the date of the merger are no longer the historical financial statements of iQrom, and are, therefore, no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the merger are those of DXP; (iii) all reference to the financial statements of the "Company" apply to the historical financial statements of DXP prior to the merger and to the consolidated financial statements of iQrom subsequent to the merger.

         Issuance of Equity - Prior to the Share Exchange and Reorganization described above, the Company undertook a private placement (the Placement). As the first tranche of the Placement, the Company issued 1,320,000 units at a price of $7.50 per unit to a group of investors. Each unit consisted of one share of the Company's common stock and a half warrant. Each holder of two one-half warrants is entitled to acquire one share of the Company's common stock at a price of not less than $7.50 if the warrant is exercised within a year of issuance or $10 if exercised in the second year. If not exercised, the warrants expire on April 20, 2002.

         The Company received proceeds of $9,900,000 from the first tranche of the Placement. $2,400,000 of the proceeds from the first tranche of the Placement were owed to the former shareholders of DXP, and the remainder was retained for working capital purposes.

         For the second tranche of the Placement, the Company will issue 330,000 shares of its common stock at a price of $7.50 per share for total proceeds of $2,475,00. No warrants are to be issued with these shares. The agreement calls for the issuance of the shares upon the achievement of certain revenue targets by the Company. The $2,475,000 will be used to make the final payment to DXP shareholders. (See item 2. Below.)

         Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.



Item 2.  Management's Discussion and Analysis or Plan of Operation.


         A predecessor to the Registrant, the non-US subsidiary of ICA, itself a wholly owned subsidiary of the Company, was incorporated in the United Kingdom ("UK") in March 1999 under the name of DXP New Media Services Limited ("DXP NMS"). In June 1999, DXP NMS entered into an exclusive licensing agreement with iOra Limited, a UK software developer, for the use of iOra's proprietary SoftCD technology. See Part II, Item 5 below. DXP NMS commenced trading in September 1999. In March 2000, DXP NMS changed its name to iQrom Limited. On April 20, 2000, through a series of transactions described above, iQrom Limited became a subsidiary of the Registrant.

         The Consolidated Statements of Operations above includes the trading results of iQrom Limited for the six months ended June 30, 2000 and of the Registrant for the period April 20, 2000 to June 30, 2000. The Company is in the process of building and growing its operations, activities, and staff in the US, UK, and Europe. Comparisons with its activities for the six months ended June 30, 1999 offer little insight into its current operations.

         Revenues increased from $512,182 during the first quarter 2000 to $1,876,172 in the second quarter 2000 and are expected to continue to grow during the remaining quarters of 2000. The Company believes its present business lines to be somewhat seasonal, with the summer months of June, July and August being its slower period.

         Selling, General and Administrative expenses increased significantly as a result of opening an office in Orlando, Florida and increases in staff both in the UK and the US.

         The large increase in professional fees during the three months ending June 30, related mainly to non-recurring legal expenses associated with the initial formation and organization of the Company.

         Amortization of Goodwill, which commenced as of April 20, 2000, was $6,354,213 for the three months ended June 30, 2000.

         As described above, there were two tranches to the Private Placement. The terms of the second tranche called for the issue of 330,000 shares of stock in the capital of the Company at a price of $7.50 per share once the Company has met certain revenue targets for the three months ending June 30th. The Company is to receive $2,475,000 from the Escrow Agent, who, in turn, will release the 330,000 shares. Once received, the Company will distribute funds to the original DXP shareholders in final consideration of the Share Exchange and Reorganization.

         The company acquired Hiking Adventure in a transaction accounted for as a reverse merger. Generally accepted accounting principles require the Company to value the transaction at $96,004,710 based on the issuance of 12,800,628 shares of common stock at a fair market value of $7.50 per share. Management, using the guidance as provided in (EITF 99-12) determined the fair market value of the Common Stock. Under the provisions of EITF 99-12, a company is allowed to value the securities at the time the terms of the transaction have been agreed to and announced. The fair market value of $7.50 per share was determined based on the Company's common stock trading range in the days preceding the announcement of the merger.

         Risks and Uncertainties: The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements. Certain information included in this report (as well as information included in oral statements and other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements related to anticipated future revenues of the Company and success of current product offerings. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None.

Item 5.  Other Information.

         The Registrant has entered into two agreements with iOra Limited ("iOra") to provide the Registrant with exclusive worldwide rights to iOra's SoftCD(TM) technology, which compares the original and new versions of any digital data and creates an amendment file incorporating only the variations from the original data. This file is then integrated via the Internet through a user's hard drive, effectively resulting in a new CD-ROM on which the publisher can change and update the content. The Registrant and iOra entered into an OEM Smart Card Agreement dated June 29, 1999, as supplemented by a Supplemental Agreement dated April 4, 2000, in which iOra granted the Registrant exclusive rights to use iOra's technology with respect to an updateable CD card, a business card-sized medium playable on any CD device and also updateable via the Internet employing SoftCD(TM) technology. The Registrant and iOra entered into a CD-U Agreement dated June 23, 2000 (effective July 1, 2000) which granted the Registrant exclusive worldwide rights to use the technology with respect to the 120mm CD format to create an updateable CD with a storage capacity of up to 700MBs in the CD implementation and more than four gigabytes in the DVD version.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

Exhibit 3.1 - Articles of Incorporation as filed in the Office of the Secretary of State of the State of Nevada on October 18, 1996, as amended by Certificate of Amendment to Articles of Incorporation filed in the Office of the Secretary of the State of Nevada on April 10, 2000.

Exhibit 10 - Material Contracts

10.1 Agreement dated April 13, 2000 between DXP US, Inc. and Aldersey Egerton Maynard-Taylor, Thomas Gabor Elek, Colin Allmark, POV US, LLC, Gerald A. Pierson, Michael Feit, IQROM Communications, Inc. and IQROM Communications Acquisitions Co. [Previously filed as Exhibit 99.1 to Form 8-K filed on May 5, 2000.]

10.2 First Financing Subscription Agreement dated April 6, 2000 between the Registrant and Agens Ag. [Previously filed as Exhibit 99.2 to Form 8-K/A filed on July 3, 2000] Subscription Agreements between the Registrant and the other Subscribers listed below have not been filed in accordance with Instruction 2 to Item 601 of Regulation S-K since they are substantially identical to the Subscription Agreement with Agens Ag filed herewith. The material details in which the following

         Subscription Agreements differ from the Agens Subscription Agreement are as follows:

         Subscriber                       Units Acquired          Purchase Price
         ----------                       --------------          --------------
         BWI Avionics Ltd.                   143,333              $1,074,997.50
         Euro Atlantic Equity Fund Ltd.      476,667              $3,575,002.50
         Highway Finance Ltd.                166,667              $1,250,002.50
         Blue Capital AG                     133,333              $  999,997.50


10.3 Second Financing Subscription Agreement dated April 6, 2000 between the Registrant and Online Partners Inc. [Previously filed as Exhibit 99.3 to Form 8-K/A filed on July 3, 2000]

10.4 Share Purchase Warrant dated April 20, 2000 issued by the Registrant to Agens Ag for 200,000 Common Shares. [Previously filed as Exhibit 99.4 to Form 8-K/A filed on July 3, 2000] Share Purchase Warrants issued by the Registrant to the other Subscribers listed below have not been filed in accordance with Instruction 2 to Item 601 of Regulation S-K since they are substantially identical to the Share Purchase Warrant issued to Agens Ag filed herewith. The material details in which the following Share Purchase Warrants differ from the Agens Share Purchase Warrant are as follows:

         Subscriber                          Warrants             Purchase Price
         ----------                          --------             --------------
         BWI Avionics Ltd.                    71,667              $1,074,997.50
         Euro Atlantic Equity Fund Ltd.      238,334              $3,575,002.50
         Highway Finance Ltd.                 83,334              $1,250,002.50
         Blue Capital AG                      66,667              $  999,997.50

10.5 Patent License Agreement dated April 7, 2000, between DiskXpress US, Inc. and DXP US, Inc.

10.6 Supply Agreement dated April 7, 2000, between Ingman Limited, IQROM Limited (formerly DXP New Media Services Limited) and DXP US, Inc.



Exhibit 27    - Financial Data Schedule

         (b) Reports on Form 8-K.

         A Report on Form 8-K was filed on May 5, 2000, reporting the change in control of the Company which occurred as of April 20, 2000 in connection with the purchase of the outstanding common stock of DXP US, Inc. and its wholly owned subsidiary, iQrom Limited discussed in Part I above. An Amendment to Current Report on Form 8-K/A was filed on July 3, 2000 to include the audited and unaudited financial statements of the business acquired and pro forma financial information.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                iQrom COMMUNICATIONS, INC.
                                                --------------------------
                                                (Registrant)
Date August 14, 2000

                                                /s/ Thomas Gabor Elek
                                                (Signature)*
                                                Thomas Gabor Elek, President and
                                                Chief Executive Officer

*Print the name and title of each signing officer under his signature.

                                  EXHIBIT INDEX

Exhibit 3.1 - Articles of Incorporation as filed in the Office of the Secretary of State of the State of Nevada on October 18, 1996, as amended by Certificate of Amendment to Articles of Incorporation filed in the Office of the Secretary of the State of Nevada on April 10, 2000.

Exhibit 10  -  Material Contracts

10.1 Agreement dated April 13, 2000 between DXP US, Inc. and Aldersey Egerton Maynard-Taylor, Thomas Gabor Elek, Colin Allmark, POV US, LLC, Gerald A. Pierson, Michael Feit, IQROM Communications, Inc. and IQROM Communications Acquisitions Co. [Previously filed as Exhibit 99.1 to Form 8-K filed on May 5, 2000.]

10.2 First Financing Subscription Agreement dated April 6, 2000 between the Registrant and Agens Ag. [Previously filed as Exhibit 99.2 to Form 8-K/A filed on July 3, 2000] Subscription Agreements between the Registrant and the other Subscribers listed below have not been filed in accordance with Instruction 2 to Item 601 of Regulation S-K since they are substantially identical to the Subscription Agreement with Agens Ag filed herewith. The material details in which the following Subscription Agreements differ from the Agens Subscription Agreement are as follows:

         Subscriber                         Units Acquired       Purchase Price
         ----------                         --------------       --------------
         BWI Avionics Ltd.                  143,333              $1,074,997.50
         Euro Atlantic Equity Fund Ltd.     476,667              $3,575,002.50
         Highway Finance Ltd.               166,667              $1,250,002.50
         Blue Capital AG                    133,333              $  999,997.50


10.3 Second Financing Subscription Agreement dated April 6, 2000 between the Registrant and Online Partners Inc. [Previously filed as Exhibit 99.3 to Form 8-K/A filed on July 3, 2000]

10.4 Share Purchase Warrant dated April 20, 2000 issued by the Registrant to Agens Ag for 200,000 Common Shares. [Previously filed as Exhibit 99.4 to Form 8-K/A filed on July 3, 2000] Share Purchase Warrants issued by the Registrant to the other Subscribers listed below have not been filed in accordance with Instruction 2 to Item 601 of Regulation S-K since they are substantially identical to the Share Purchase Warrant issued to Agens Ag filed herewith. The material details in which the following Share Purchase Warrants differ from the Agens Share Purchase Warrant are as follows:

         Subscriber                            Warrants      Purchase Price
         ----------                            --------      --------------
         BWI Avionics Ltd.                      71,667       $1,074,997.50
         Euro Atlantic Equity Fund Ltd.        238,334       $3,575,002.50
         Highway Finance Ltd.                   83,334       $1,250,002.50
         Blue Capital AG                        66,667       $  999,997.50

10.5 Patent License Agreement dated April 7, 2000, between DiskXpress US, Inc. and DXP US, Inc.

10.6 Supply Agreement dated April 7, 2000, between Ingman Limited, IQRO Limited (formerly DXP New Media Services Limited) and DXP US, Inc

Exhibit 27 - Financial Data Schedule