Form 10QSB/A
period 2000-06-30
IQROM COMMUNICATIONS INC
filed 2000-11-21
CIK 1065525

================================================================================
 SEC      Potential persons who are to respond to the collection of information
 2344     contained in this form are not required to respond unless the form
(5-99)    displays a currently valid OMB control number.
================================================================================

=============================
OMB APPROVAL
OMB Number: 3235-0416
Expires: May 31, 2000
Estimated average burden
hours per response: 9708.0
=============================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the quarterly period ended             June 30, 2000
                                             ---------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                   to
                                       -----------------    ------------------

                Commission file number          000-25735
                                         -------------------------


                           iQrom Communications, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         88-0370480
--------------------------------              ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

           7635 Ashley Park Court, Suite 503V, Orlando, Florida 32835
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                       ( 407 )    299      -         2230
                    --------------------------------------
                           (Issuer's telephone number)

          Hiking Adventures, Inc., 114 Magnolia Street, Suite 400-127,
                          Bellingham, Washington 98225
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x ] No [  ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:     22,024,378
                                          -------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                   iQrom COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                         June 30,
                                                                                           2000
                                                                                      (As Restated)
                                  ASSETS                                               (Unaudited)
CURRENT ASSETS
             CASH AND CASH EQUIVALENTS                                                $  4,662,180
             ACCOUNTS RECEIVABLE                                                         1,048,928
             INVENTORY                                                                      22,404
             PREPAID EXPENSES                                                                9,600
                                                                                      ------------
                        TOTAL CURRENT ASSETS                                             5,743,112
FIXED ASSETS - NET                                                                          93,641
INTANGIBLE ASSETS - NET                                                                    662,638
                                                                                      ------------
  TOTAL ASSETS                                                                        $  6,499,391
                                                                                      ============


                              LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                    $  1,463,960
             ACCRUED DISTRIBUTION TO FORMER DXP SHAREHOLDERS                             2,475,000
             NOTES PAYABLE                                                                 100,000
                                                                                      ------------
TOTAL LIABILITIES                                                                        4,038,960

SHAREHOLDERS' EQUITY
             COMMON STOCK, (par value $0.001, authorized 50,000,000
               shares; issued and outstanding, 21,654,378 shares)                           21,654
             ADDITIONAL PAID-IN CAPITAL                                                  8,873,047
             ACCUMULATED DEFICIT                                                        (3,995,535)
             SUBSCRIBED COMMON STOCK                                                    (2,475,000)
             ACCUMULATED OTHER COMPREHENSIVE INCOME:
                   Cumulative Translation Adjustment                                        36,265
                                                                                      ------------
                       TOTAL SHAREHOLDERS' EQUITY                                        2,460,431
                                                                                      ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                              $  6,499,391
                                                                                      ============

      See accompanying notes to condensed consolidated financial statements
                   iQrom COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three months ended                         Six months ended
                                                         June 30,                                  June 30,
                                                   2000             1999                    2000              1999
                                               (As Restated)                            (As Restated)
                                                (Unaudited)     (Unaudited)              (Unaudited)       (Unaudited)
REVENUE

TOTAL REVENUE                                    $1,876,172         -                     $2,388,354               -
                                                 ----------   ----------                  ----------        -----------


COST OF SALES                                     1,507,785         -                      1,895,933               -
                                                 ----------   ----------                  ----------        -----------


GROSS PROFIT                                        368,387         -                        492,420               -

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES

     Advertising and selling                        135,347         -                        284,635               -
     Professional fees                              795,581         -                        842,413               -

     Salaries and benefits                          568,298         -                        881,230               -
     Depreciation                                     5,013         -                          6,868               -
     Amortization of Intangible Assets                5,063         -                         14,125               -

     Other                                          316,986       12,237                     469,416             29,908
                                                 ----------   ----------                  ----------        -----------
TOTAL SELLING, GENERAL &                          1,826,288       12,237                   2,498,687             29,908
    ADMINISTRATIVE EXPENSES

OPERATING LOSS                                    1,457,901       12,237                   2,006,267             29,908

 INTEREST INCOME                                     90,778         -                         93,410                -

 INTEREST EXPENSE                                  (29,434)         -                        (29,366)               -
                                                 ----------   ----------                  ----------        -----------
NET LOSS                                         $1,396,557      $12,237                  $1,942,223            $29,908
                                                 ==========   ==========                  ==========        ===========
NET LOSS PER SHARE - basic and diluted                 $.07           $0                        $.13                 $0

Weighted Shares Outstanding                      19,092,976   18,063,086                  14,546,488         14,031,543


      See accompanying notes to condensed consolidated financial statements
                   iQrom COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                              June 30
                                                                                        2000            1999
                                                                                   (As Restated)
                                                                                    (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                           $ (1,942,223)      $(29,908)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                            6,869
 Amortization                                                                            14,125
  Loss on disposal of fixed assets                                                        1,051
 Changes in operating assets and liabilities:
  Accounts receivable                                                                (1,048,688)
  Inventory                                                                             (22,404)
  Prepaid assets                                                                         (9.600)
  Accounts payable and accrued expenses                                                 702,747         29,908
                                                                                     ----------      ---------
Net cash used in operating activities                                                (2,298,124)             -

INVESTING ACTIVITIES:
  Purchases of fixed assets                                                            (95,260)
  Payments for patents                                                                (129,072)
  Payments for trademarks                                                               (3,262)
  Acquisition of business net of cash acquired                                        (348,367)              -
                                                                                    -----------
Net cash used in investing activities                                                 (575,961)              -


FINANCING ACTIVITIES:
  Issuance of common stock                                                            9,900,000
  Repayment of Notes Payable                                                         (1,572,784)
  Payments to Former DXP US Shareholders                                               (827,216)
                                                                                    -----------
Net cash provided by financing activities                                             7,500,000

                                                                                                             -
EFFECT OF EXCHANGE RATE CHANGES ON CASH -                                                36,265              -
                                                                                    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             4,662,180              -
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD                                           -              -
CASH AND CASH EQUIVALENTS - END OF THE PERIOD                                        $4,662,180              -
                                                                                     ==========       ========


      See accompanying notes to condensed consolidated financial statements iQrom Communications, Inc.
Notes to Condensed Consolidated Financial Statements
For Period Ended June 30, 2000

Note 1 - Basis of Presentation.

         The accompanying unaudited condensed consolidated financial statements of iQrom Communications, Inc., and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements as of November 30, 1999, including the notes thereto, and the other information included in the Company's most recent filing on Form 8-K, which was filed with the Securities and Exchange Commission, or SEC, on July 3, 2000. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing.

         Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

         Restatement - Subsequent to the issuance of the Company's financial statements as of and for the three months ended June 30, 2000, the Company's management determined that the accounting for the reverse acquisition as recorded on April 20, 2000 (See Note 3, Shareholder's Equity) should be accounted for as a capital transaction as opposed to a business combination. Management has determined that the transaction is equivalent to stock issued by a private company for the net monetary assets of a publicly traded shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. As a result, the Company has reduced the carrying value of intangible assets, additional paid-in capital and total stockholder's equity by $94,406,602, which represents the fair value step-up of $100,879,710 less the related increased amortization of $6,473,088. In addition, accumulated deficit, amortization of intangible assets, total selling, general and administrative expenses, and the net loss have each been reduced by the increased amortization of $6,473,088.

         Additionally, management has made additional adjustments and reclassifications to correct for typographical errors, primarily relating to reclassifying amounts from additional paid-in capital to common stock.

         A summary of the significant effects of the restatement is as follows:

                                                   Three months      Three months       Six months       Six months
                                                      ended             ended             ended             ended
                                                   June 30,2000      June 30,2000      June 30,2000     June 30,2000
                                                   ------------      ------------      ------------     ------------

                                                  As Previously      As Restated      As Previously      As Restated
                                                     Reported                           Reported
Consolidated Balance Sheet Date
-------------------------------
Intangible Assets- net                                                                $ 95,069,260       $  662,638
Common Stock                                                                                 2,165           21,654
Additional Paid in Capital                                                             105,948,503        8,873,047
Accumulated Deficit                                                                     (9,114,660)      (3,995,535)
Accumulated Other Comprehensive Income
Subscribed Common Stock                                                                                  (2,475,000)
Cumulative Translation Adjustment                                                           31,045           36,265
Total Stockholders' Equity                                                              96,867,053        2,460,431

Consolidated Statement of Operations
------------------------------------
Amortization of Intangible Assets                   $6,478,151        $    5,063      $  6,487,213       $   14,125
Total Selling, General and Administrative
     Expenses                                        8,299,376         1,826,288         8,971,775        2,498,687
Net Loss                                            $7,869,645        $1,396,557      $  8,415,310       $1,942,223

Net Loss per Share- Basic and Diluted                     $.41              $.07              $.58             $.13

Note 2 - Summary of Significant Accounting Policies.

         Principles of Consolidation - The consolidated financial statements of operations include iQrom Communications, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         Revenue Recognition - The Company designs, develops and distributes digital communications technology based on its own and licensed intellectual property. Revenues from the sale of products are recognized at the time they are shipped or services are provided to the customer. The Company recognizes revenue from conferencing and content development as activities are performed or as development milestones are completed under the respective agreements. Costs incurred in connection with the performance of conferencing and content development are expensed as incurred.

         Cash and Equivalents - The Company considers all highly liquid financial instruments with maturity at the time of purchase of ninety days or less to be cash equivalents.

         Recent Accounting Pronouncements - The Financial Accounting Standards Board (FASB) recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of FASB Statement No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." The rule will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on its earnings and financial position.

         Foreign Currency Translation - Assets and liabilities of the Company's non-U.S. subsidiary are translated into U.S. dollars using the end of period exchange rates. The effect of this translation is reported in

         Accumulated Other Comprehensive Income in the accompanying condensed consolidated balance sheet. Income statement elements of the non-US subsidiary are translated to U.S. dollars using average period exchange rates and are recognized as part of revenues, costs and expenses.

         Intangible Assets - Intangible assets consist principally of trademarks, patents and goodwill. These are amortized on a straight-line basis over twenty, fifteen and three years, respectively.

         Net Loss Per Share Information - Basic and diluted loss per share are computed based on the weighted average shares outstanding during the period. Diluted net income per share will include the dilutive effect of potential common stock issuances using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's warrants have been excluded from diluted loss per share since their effect is anti-dilutive.


Note 3 - Shareholders' Equity.

         Reverse Acquisition - On April 10, 2000, Hiking Adventures, Inc. amended its articles of incorporation to change its name to iQrom Communications, Inc (iQrom). On April 20, 2000, the Company acquired 50% of the outstanding common stock of DXP US, Inc. (DXP) from its UK shareholders, Messrs Elek, Maynard-Taylor and Allmark, by way of exchange (the share exchange) in consideration for the issue of 6,400,314 voting common shares in the capital of the Company plus a share of cash proceeds from the placement referred to under the following subheading (Issuance of Equity). Immediately subsequent to the Share Exchange, DXP was merged with and into iQrom Communications Acquisition Co. (ICA), a wholly owned subsidiary of iQrom (the Reorganization). As a result of the Reorganization, all of the common stock of DXP outstanding and owned by POV US, LLC (i.e. the 50% of common stock of DXP not already owned by the Company by virtue of the Share Exchange) was converted into 6,400,314 voting shares in the capital of the Company plus a share of the cash proceeds from the Placement referred to above. All of the common stock of DXP issued and outstanding owned of record by the Company by virtue of the Share Exchange was cancelled and retired and the separate existence of DXP thereby ceased and ICA continued as the surviving corporation. Additionally, 2,466,250 voting common shares of the Company held by its former President were cancelled as part of the transaction. This resulted in the former shareholders of DXP owning approximately 59% of the voting common shares of the Company upon completion of the Share Exchange and Reorganization. The Reorganization has been accounted for as a reverse merger under accounting principles generally accepted in the United States, as more fully described below.

         The accounting treatment for the reverse merger means that DXP is considered the acquiring entity for accounting purposes and that ICA is the acquired entity even though iQrom is the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements of the Company for periods prior to the date of the merger are no longer the historical financial statements of iQrom, and are, therefore, no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the merger are those of DXP; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of DXP prior to the merger and to the consolidated financial statements of the Company subsequent to the merger.

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

         The Company received gross proceeds of $9,900,000 from the first tranche of the Placement. After completing the first tranche of the private placement, $2,400,000 of the proceeds from the first tranche of the Placement were paid to the former shareholders of DXP and the remainder was retained for working capital purposes.

         For the second tranche of the Placement, the Company will issue 330,000 shares of its common stock at a price of $7.50 per share for total proceeds of $2,475,00. No warrants are to be issued with these shares. The Placement calls for the issuance of the shares upon the achievement of certain revenue targets by the Company. The $2,475,000 will be used to make the final payment to the DXP shareholders. At June 30, 2000, revenue targets were achieved for the release of private placement funds from escrow. The Company has recorded $2,475,000 as subscribed common stock pending the receipt of those funds from escrow. Additionally, the Company has accrued $2,475,000 in distributions to the former shareholders of DXP. (See item 2. Below.)

         Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

Item 2. Management's Discussion and Analysis or Plan of Operation.

A predecessor to the Registrant, the non-US subsidiary of ICA, itself a wholly owned subsidiary of the Company, was incorporated in the United Kingdom ("UK") in March 1999 under the name of DXP New Media Services Limited ("DXP NMS"). In June 1999, DXP NMS entered into an exclusive licensing agreement with iOra Limited, a UK software developer, for the use of iOra's proprietary SoftCD technology. (See Part II, Item 5 below.) DXP NMS commenced operations in September 1999. In March 2000, DXP NMS changed its name to iQrom Limited. On April 20, 2000, through a series of transactions described above, iQrom Limited became a subsidiary of the Registrant.

The consolidated statements of operations above includes the operating results of iQrom Limited for the six months ended June 30, 2000 including operating results of the Company for the period April 20, 2000 to June 30, 2000. The Company is in the process of building and growing its operations, activities, and staff in the US, UK and Europe. Comparisons with its activities for the six months ended June 30, 1999 offer little insight into its current operations.

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

The Company acquired Hiking Adventures Inc. in a transaction accounted for as a reverse merger. Management has accounted for the reverse acquisition as a capital transaction as opposed to a business combination. Management has determined that the transaction is equivalent to stock issued by a private company for the net monetary assets of a publicly traded shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition except that no goodwill or other intangible assets are recorded.

Risks and Uncertainties: The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements. Certain information included in this report (as well as information included in oral statement or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements related to anticipated future revenues of the Company and success of current product offerings. Such forward-looking information involves important risks and uncertainties that could significally affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

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

Item 6. Exhibits and Reports on Form 8-K.
                                ---------
a)       Exhibits.


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


a)       Reports on Form 8-K.


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

Date November 20, 2000        /s/ Thomas Gabor Elek
                              (Signature)*
                              Thomas Gabor Elek, President and Chief Executive
                              Officer


*Print the name and title of each signing officer under his signature.