Form 10QSB
period 2000-09-30
IQROM COMMUNICATIONS INC
filed 2000-11-21
CIK 1065525

--------------------------------------------------------------------------------
SEC 2344 (5-99) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
--------------------------------------------------------------------------------

--------------------------
OMB APPROVAL
OMB Number: 3235-0416
Expires: May 31, 2000
Estimated average burden
hours per response: 9708.0
--------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
               For the quarterly period ended September 30, 2000
                                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _______________________ to ___________________

                        Commission file number 000-25735
                                               ---------

                           iQrom Communications, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       88-0370480
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

           7635 Ashley Park Court, Suite 503V, Orlando, Florida 32835
                    (Address of principal executive offices)

                                 (407) 299-2230
                           ---------------------------
                           (Issuer's telephone number)


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 22,024,378
                                          ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   iQrom COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                             September 30, 2000
                                     ASSETS                      (Unaudited)
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                 $1,924,987
       ACCOUNTS RECEIVABLE                                        1,020,227
       INVENTORY                                                          0
       PREPAID EXPENSES                                             150,527
                                                                 ----------
         TOTAL CURRENT ASSETS                                     3,095,741
FIXED ASSETS - NET                                                  214,812
INTANGIBLE ASSETS - NET                                             830,318
                                                                 ----------
TOTAL ASSETS                                                     $4,140,871
                                                                 ==========

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES -
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                     $1,101,878
                                                                 ----------
TOTAL LIABILITIES                                                 1,101,878

SHAREHOLDERS' EQUITY:
      COMMON STOCK, (par value $0.001, authorized 50,000,000
        shares; issued and outstanding, 22,024,378, shares)          22,024
      ADDITIONAL PAID-IN CAPITAL                                  7,685,767
      ACCUMULATED DEFICIT                                        (4,757,306)

      ACCUMULATED OTHER COMPREHENSIVE INCOME-
       Cumulative foreign currency translation adjustment            88,508
                                                                 ----------
         TOTAL SHAREHOLDERS' EQUITY                               3,039,993
                                                                 ----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $4,140,871
                                                                 ==========

      See accompanying notes to condensed consolidated financial statements
                  iQrom COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            Three months ended                            Nine months ended
                               September 30,                                 September 30,
                                  2000               1999                2000             1999
                               (Unaudited)        (Unaudited)         (Unaudited)      (Unaudited)
REVENUE
TOTAL REVENUE                   $783,091              -               $3,171,445           -
                            ----------------------------------------------------------------------
COST OF SALES                    706,313              -                2,602,246           -
                            ----------------------------------------------------------------------
GROSS PROFIT                      76,778              -                  569,199           -

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES
 Advertising and selling         606,856              -                  891,491           -
 Professional fees               260,550              -                1,102,963           -
 Salaries and benefits           488,715              -                1,369,945           -
 Depreciation & Amortization     105,239              -                  126,232           -
 Administrative and Other        750,942           155,109             1,220,358        202,366
                            ----------------------------------------------------------------------
TOTAL SELLING, GENERAL &
ADMINSTRATIVE EXPENSES         2,212,230           155,109             4,710,989        202,366

OPERATING LOSS                 2,135,524           155,109             4,141,790        202,366

INTEREST INCOME                   49,164              -                  142,574           -
INTEREST EXPENSE                  (5,721)             -                  (35,087)          -
LOSS ON FOREIGN EXCHANGE         (36,601)             -                  (36,601)          -
NET LOSS                      $2,128,682          $155,109            $4,070,904       $202,366
                            ======================================================================
NET LOSS PER SHARE -
basic and diluted                   $.10              $.01                  $.24           $.01

Weighted Shares Outstanding   21,834,487        20,334,378            16,993,553     16,147,823


      See accompanying notes to condensed consolidated financial statements
                   iQrom COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                       September 30
                                                                                                  2000              1999
                                                                                               (Unaudited)       (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                                      $(4,070,904)       $(202,366)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                     30,955
  Amortization                                                                                     97,342
  Loss on disposal of fixed assets                                                                  1,051
  Change in operating assets and liabilities:
  Accounts receivable                                                                          (1,019,987)
  Prepaid assets                                                                                 (150,527)
  Accounts payable and accrued expenses                                                           492,536          202,366
                                                                                              -----------        ----------
Net cash used in operating activities                                                          (4,619,534)            -

INVESTING ACTIVITIES:
  Purchases of fixed assets                                                                      (240,519)            -
  Payments for patents                                                                           (129,072)            -
  Payments for trademarks                                                                          (3,262)            -
  Acquisition of licensing agreements                                                            (243,327)            -
  Acquisition of business net of cash acquired                                                   (348,367)            -
                                                                                              -----------        ----------
Net cash used in investing activities                                                            (964,547)            -

FINANCING ACTIVITIES:
         Repayment of notes payable                                                            (1,672,784)            -
         Payments to former DXP US Shareholders                                                  (827,216)
         Issuance of common stock                                                               9,900,000             -
                                                                                              -----------        ----------
Net cash provided by financing activities                                                       7,400,000             -
EFFECT OF EXCHANGE RATE CHANGES ON CASH -                                                         109,068             -
                                                                                              -----------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       1,924,987             -
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD                                                  -                -
CASH AND CASH EQUIVALENTS - END OF THE PERIOD                                                  $1,924,987             -
                                                                                              ===========        ==========



      See accompanying notes to condensed consolidated financial statements iQrom Communications, Inc
Notes to Condensed Consolidated Financial Statements
September 30, 2000


Note 1 - Basis of Presentation.

         The accompanying condensed unaudited consolidated financial statements of iQrom Communications, Inc., and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements as of November 30, 1999, including the notes thereto, and the other information included in the Company's most recent filing on Form 8-K, which was filed with the Securities and Exchange Commission, or SEC, on July 3, 2000. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing.

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

         Intangible Assets - Intangible assets consist principally of trademarks, licenses and goodwill. These are amortized on a straight-line basis over twenty, fifteen and three years, respectively. The Company has elected to amortize the Goodwill over a three-year period.

         Income Taxes - At September 30,2000, the Company has a domestic net operating loss carry forward available to offset future taxable income of approximately $1,928,000 expiring at various dates through 2020. In addition, the Company's foreign subsidiary also has a net operating loss carry forward available to offset future taxable income approximately $2,109,000, which does not expire. The approximate tax benefit of these carryforwards totaling $1,534,000 has been fully offset by a valuation allowance.

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

Note 3 - Shareholders Equity.

         Reverse Acquisition - On April 10, 2000, Hiking Adventures, Inc., amended its articles of incorporation to change its name to iQrom Communications, Inc (iQrom). On April 20, 2000, the Company acquired 50% of the outstanding common stock of DXP US, Inc. (DXP) from its UK shareholders, Messrs Elek, Maynard-Taylor and Allmark, by way of exchange (the share exchange) in consideration for the issue of 6,400,314 voting common shares in the capital of the Company plus a share of cash proceeds from the placement referred to under the following subheading (Issuance of Equity). Immediately subsequent to the Share Exchange, DXP was merged with and into iQrom Communications Acquisition Co. (ICA), a wholly owned subsidiary of iQrom (the Reorganization). As a result of the Reorganization, all of the common stock of DXP outstanding and owned by POV US, LLC (i.e. the 50% of common stock of DXP not already owned by the Company by virtue of the Share Exchange) was also converted into 6,400,314 voting shares in the capital of the Company plus a share of the cash proceeds from the Placement referred to above. All of the common stock of DXP issued and outstanding owned of record by the Company by virtue of the Share Exchange was cancelled and retired and the separate existence of DXP thereby ceased and ICA continued as the surviving corporation. Additionally, 2,466,250 voting common shares of the Company held by its former President were cancelled as part of the transaction. This resulted in the former shareholders of DXP owning approximately 59% of the voting common shares of the Company upon completion of the Share Exchange and Reorganization. The Reorganization has been accounted for as a reverse merger under accounting principles generally accepted in the United States, as more fully described below.

         Under the accounting treatment for the reverse merger, DXP is considered the acquiring entity for accounting purposes and that ICA is the acquired entity even though iQrom is the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements of the Company for periods prior to the date of the merger are no longer the historical financial statements of iQrom, and are, therefore, no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the merger are those of DXP; (iii) all reference to the financial statements of the "Company" apply to the historical financial statements of DXP prior to the merger and to the consolidated financial statements of the Company subsequent to the merger.

         Issuance of Equity - Prior to the Share Exchange and Reorganization described above, the Company undertook a private placement (the Placement). Under the first tranche of the Placement, the Company issued 1,320,000 units at a price of $7.50 per unit to a group of investors. Each unit consisted of one share of the Company's common stock and a half warrant. Each holder of two one-half warrants is entitled to acquire one share of the Company's common stock at a price of not less than $7.50 if the warrant is exercised within a year of issuance or $10 if exercised in the second year. If not exercised, the warrants expire on April 20, 2002.

         The Company received gross proceeds of $9,900,000 from the first tranche of the Placement. After completing the first tranche of the Placement, $2,400,000 of the proceeds were paid to the former shareholders of DXP, and the remainder was retained for working capital purposes.

         Under the second tranche of the Placement, the Company issued 330,000 shares of its common stock at a price of $7.50 per share for total consideration of $2,475,000. No warrants were issued with these shares. The Placement called for the issuance of the shares upon the achievement of certain revenue targets by the Company. The proceeds from the issuance of shares under the second tranche were used to make the final distribution to DXP shareholders. (See Item 2. below.)

         Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.



Item 2. Management's Discussion and Analysis or Plan of Operation.


A predecessor to the Registrant, the non-US subsidiary of ICA, itself a wholly owned subsidiary of the Company, was incorporated in the United Kingdom ("UK") in March 1999 under the name of DXP New Media Services Limited ("DXP NMS"). In June 1999, DXP NMS entered into an exclusive licensing agreement with iOra Limited, a UK software developer, for the use of iOra's proprietary SoftCDTM technology. (See Part II, Item 5 below.) DXP NMS commenced operations in September 1999. In March 2000, DXP NMS changed its name to iQrom Limited. On April 20, 2000, through a series of transactions described above, iQrom Limited became a subsidiary of the Registrant.

The Consolidated Statements of Operations above includes the operating results for the nine months ended September 30, 2000 and for the three-month quarter from July 1, 2000 to September 30, 2000. The Company is in the process of building and growing its operations, activities, and staff in the US, UK, and Europe. Comparisons with its activities for the nine months ended September 30, 1999 offer little insight into its current operations.

Reduced Revenues for the three months ended September 30th are consistent with the normal expected slowdown in sales of CD-ROM Business Cards during the summer months. Recently there has been an increase in both the number of orders and in the size of orders for the Company's CD-Updateable products (CD-Us).


Gross Profit quarter to date is down compared to the previous quarter by 9.8%. This is attributed to the reduced number of large CD-ROM Business Card orders and certain costs associated with conferencing and certain new media activities during the period. Notwithstanding, the Gross Profit margin year-to-date is running nearly 18%, and the Company expects this margin will increase over time.

Excluding Depreciation & Amortization of Intangible Assets, Selling, General and Administrative expenses increased $577,447 to $2,107,063 in the third quarter. During the period there was a considerable investment in revamping and expanding the Company's web site, its promotional materials and marketing activities worldwide. Other Expenses increased as a result of continued expansion of the Company's office in Orlando, Florida and increases in staff and support in both the UK and the US. Professional Fees decreased approximately by 67% to $260,550 as almost all of the professional fees associated with the Private Placement, license acquisition and the purchase of 2 Step Productions were incurred in the previous period. As noted in Part II, Item 1, the Company has been named as a third-party complainant in the Spacemark legal proceedings and, as a result, has and will continue to incur professional fees relating to these matters.

Depreciation & Amortization increased substantially over the prior quarter, by $236,716, as a result of the amortization related to the second tranche and the execution of the exclusive licensing agreement with iOra.

Total Current Assets decreased to $3,095,741 mainly as a result of payment of the expenses mentioned above, acquisition of fixed assets, payments for the exclusive rights to use SoftCDTM on CD Business Cards and disks, and the final payment for the acquisition of the business of 2 Step Productions. Total Liabilities decreased from $4,038,960 to $1,101,878 on September 30th as a result of the payment to the DXP shareholders (see below) and the repayment of a short-term loan.

As described in Note 3 above, on August 16, 2000 the Company received $2,475,000 in proceeds from the second tranche of the Private Placement. The terms of the second tranche called for the Company to issue 330,000 shares of stock at a price of $7.50 per share when the Company met certain revenue targets for the three months ending June 30, 2000. Upon receipt, the Company distributed these funds to the original DXP shareholders in final consideration of the Share Exchange and Reorganization.

The Company acquired Hiking Adventures Inc. in a transaction accounted for as a reverse merger. Management has accounted for the reverse acquisition as a capital transaction versus a business combination. Management has determined that the transaction is equivalent to stock issued by a private company for the net monetary assets of a publicly traded shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. Based on management's determination, the quarter ended June 30, 2000 has been restated to reverse previously recorded intangibles of $96,004,710 relating to the transaction being accounted for as a business combination.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Diskxpress US, Inc., a Delaware corporation ("Diskxpress"), which owns certain key patents (US Patent Nos. 5,982,736 and 6,078,557) licensed to the Company (the "Patents"), commenced an action in the United States District Court for the Middle District of Florida, Orlando Division (Case No.: 6:00-CV-785-ORL19A) (the "Complaint"), against Spacemark International Corporation and Benjamin J. Everidge (the "Defendants"), seeking damages and other equitable relief as a result of the Defendant's alleged infringement of the Patents. In response, the Defendants have filed an Answer and Affirmative Defenses in which they deny the allegations contained in the Complaint. Moreover, the Defendants have filed a Counterclaim against Diskxpress and a Third-party Complaint against Gerald A. Pierson and the Company alleging inventorship of the Patents, misappropriation of trade secrets and common law unfair competition. In their Counterclaim and in the Third-Party Complaint against Mr. Pierson, the Defendants have requested that the Patents be invalidated or, alternatively, that Mr. Everidge and an associate be recognized as the inventors of the Patents. In their Third-Party Complaint against the Company, the Defendants have further requested that the Court grant them monetary damages, injunctive relief restraining the Company's use of the Patents and an accounting of profits and/or income realized by the Company from its manufacture, use and sale of products relating to the Patents or the allegedly misappropriated trade secrets.

The Company, Diskxpress and Mr. Pierson have filed a Motion to Dismiss the Counterclaim and the Third-Party Complaint. It is uncertain when this motion will be decided by the Court. The Company intends to continue to assist Diskxpress in the prosecution of its infringement action against the Defendants and to vigorously defend the Defendant's Third-Party Complaint should that action not be dismissed. Counsel retained by the Company for this litigation has advised management that the Company is likely to succeed on the merits.

Item 2. Changes in Securities

In April 2000 the Company entered into an Agreement by and among DXP US, Inc., a Delaware corporation ("DXP"), Aldersey Egerton Maynard-Taylor, ("Maynard-Taylor"), Thomas Gabor Elek ("Elek"), Colin Allmark ("Allmark"), POV US, LLC, a Delaware limited liability company ("POV"), IQROM Communications Acquisitions Co., a Nevada corporation and a wholly-owned subsidiary of the Company ("ICA"), and the Company pursuant to which ICA merged with and became the successor corporation to DXP. As a result of the closing of the transactions provided for in the Agreement, the Company issued 6,400,314 shares of Common Stock of the Company to Messrs. Maynard-Taylor, Elek and Allmark and provided additional monetary consideration in exchange for their shares of DXP. Immediately subsequent to the exchange, DXP merged with and into ICA (the "Reorganization") and as a result of the Reorganization all of DXP's shares owned by POV were also converted into 6,410,314 shares of Common Stock of the Company plus additional monetary consideration.

As part of the Closing of the transactions described above, the Company issued 1,320,000 units at a price of $7.50 per unit with each unit consisting of one share of Common Stock and one-half warrant to five subscribers in accordance with the terms of Subscription Agreements with each of the subscribers. Each holder of one-half warrant is entitled to a acquire one additional share of Common Stock for a price of not less than $7.50 if the warrant is exercised in the first year after issuance and for a price of not less than $10.00 if the warrant is exercised in the second year after issuance. The warrants will expire April 20, 2000 if they are not exercised.

The Company issued 330,000 unregistered shares of Common Stock to Online Partners, Inc. in August 2000 in accordance with the terms of a Second Subscription Agreement dated as of April 6, 2000 between the Company and Online Partners, Inc. which was entered into to provide funds for the payment of the additional monetary consideration payable in connection with the transactions described above. The Second Subscription Agreement provided for the issuance of not more than 330,000 shares of Common Stock at a price not less than $7.50 per share for a total of $2,475,000 and the release of the funds from trust upon the achievement of certain revenue targets by the Company. The Company achieved those revenue targets as of June 30, 2000 and the shares were issued to Online Partners, Inc. in exchange for the release of $2,475,000 from escrow.

During the third quarter the Company issued 40,000 unregistered shares of Common Stock to iOra Limited, a supplier of the Company, as required by the terms of an agreement with iOra granting the Company rights to use certain of iOra's technology.

The Company believes that the transactions described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and /or Regulation D promulgated under the Act as a transaction not involving a public offering.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

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


Item 6. Exhibits and Reports on Form 8-K.
                                --------

(a)      Exhibits.

         Exhibit 10.       Material Contracts

         10.1 OEM Smart Card Agreement dated June 29, 1999, between iOra Ltd. and DXP New Media Services Limited. [confidential treatment requested]

         10.2 Supplemental Agreement to the OEM CD Smart Card Agreement dated April 4, 2000, between Iora Limited and iQrom Limited. [confidential treatment requested]

         10.3 CD-U Agreement between iOra Limited, iQrom Communications, Inc. and iQrom Limited dated June 23, 2000. [confidential treatment requested]

Exhibit 27.       Financial Data Schedule





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    iQrom COMMUNICATIONS, INC.
                                                    (Registrant)

Date November 20, 2000                              _/s/ Thomas Gabor Elek
                                                    (Signature)*
                                                    Thomas Gabor Elek, President
                                                    and Chief Executive Officer


*Print the name and title of each signing officer under his signature.