Form 10KSB
period 2000-12-31
IQROM COMMUNICATIONS INC
filed 2001-04-17
CIK 1065525

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2000


                           COMMISSION FILE NO. 0-25735

                                  ------------

                           iQrom Communications, Inc.
                           --------------------------
                  (formerly known as Hiking Adventures, Inc.)
                 (Name of Small Business Issuer in its charter)

                NEVADA                                  88-0370480
                ------                                  ----------
  (State or other jurisdiction of                    (I.R.S. Employee
   Incorporation or organization)                   Identification No.)



 7652 Ashley Park Court, Suite 306, Orlando, Florida               32835
 ---------------------------------------------------               -----
      (Address of principal executive offices)                   (Zip Code)

                   ISSUER'S TELEPHONE NUMBER: (407) 299-2230

          Securities registered under Section 12(b) of the Exchange Act

                                      None
                                      ----

          Securities Registered under Section 12(g) of the Exchange Act

                              (Title of each class)

                                  ------------

                          Common Stock, $.001 par value

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [ ]

   State issuer's revenues for its most recent fiscal year $ 4,150,497.
                                                           ------------

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $ 6,042,188
                            -----------

   APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Number of Shares of Common Stock
                Outstanding on March 31, 2001                   22,024,378
                                                             -----------------

   Transitional Small Business Disclosure Format Yes    No  X
                                                    ---    ---

   Statements in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements.

                                TABLE OF CONTENTS

                                               PART I
                                                                                                 Page
                                                                                                 ----
 Item 1.        Description of Business........................................................... 4
 Item 2.        Description of Property.......................................................... 17
 Item 3.        Legal Proceedings ................................................................17
 Item 4.        Submission of Matters to a Vote of Security Holders ..............................17

                                               PART II
 Item 5.        Market For Common Equity and Related Stockholder Matters .........................17
 Item 6.        Management's Discussion and Analysis of
                Financial Condition And Results Of Operations ....................................19
 Item 7.        Financial Statements .............................................................25
 Item 8.        Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure .........................................................45

                                              PART III
 Item 9.        Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act.................................45
 Item 10.       Executive Compensation ...........................................................48
 Item 11.       Security Ownership of Certain Beneficial Owners and Management ...................51
 Item 12.       Certain Relationships and Related Transactions ...................................52

                                              PART IV.
 Item 13.       Exhibits, List and Reports on Form 8-K ...........................................53

ITEM 1. Description of Business

Introduction

         iQrom Communications, Inc., a Nevada corporation formerly known as Hiking Adventures, Inc. ("HAI"), is in the business of designing, developing and distributing digital communications technology. We develop and provide business solutions, utilizing our licensed technology and products, for Fortune 1000 companies and other corporate users who require fast, efficient, secure and innovative ways of delivering information or data. We specialize in supporting and enabling clients to produce and reproduce current and updated information to their shareholders, customers, employees, sales force, or other operatives in the field in a fast, efficient, reliable, simple and low-cost manner. iQrom Communications, Inc. can incorporate various security levels on the information such that only selected people can have access to any of the information. Our primary product is a CD Card, which can be updated remotely using our licensed technology. We also help customers develop content for dissemination by various media, including the CD Cards.

         The business of iQrom Communications, Inc. can be traced to the establishment of iQrom Limited, a United Kingdom corporation (formerly DXP New Media Services Limited) ("iQrom Limited") in March 1999, and this Form 10-KSB relates to the period beginning on that date because of the reverse merger treatment discussed below.

         iQrom Communications, Inc. as it is organized today resulted from a series of transactions undertaken by iQrom Limited during the period from January 2000 to April 2000, which is described below. Our operations are now conducted through two wholly-owned subsidiaries, iQrom Solutions, Inc., a Nevada corporation ("iQrom Solutions"), and iQrom Limited (collectively, the "Company," "we" or "us"). Both subsidiaries provide substantially the same services to clients with iQrom Solutions responsible for operations in the United States and iQrom Limited responsible for operations outside of the United States. The Company's corporate offices are located in Orlando, Florida with sales and marketing offices in London, England, and Burbank, California, and a sales and content development office in Birmingham, England. We presently have sales representatives in Madrid, Spain, and Tokyo, Japan. We expect to establish additional sales offices to support our global strategy.

Our History

         The Company's current structure is the result of the merger as of April 20, 2000, of DXP US, Inc., a Delaware corporation ("DXP") which owned iQrom Limited, the predecessor to the Company, into iQrom Communications Acquisition Co. ("ICA"), a wholly-owned subsidiary of HAI, the former name of the Company. This merger is referred to in this Form 10-KSB as the "DXP Transaction." HAI changed its name to iQrom Communications, Inc. on April 10, 2000, in anticipation of the DXP Transaction. ICA's name was subsequently changed to iQrom Solutions, Inc.

         As discussed below in the financial statements included in Item 7 of this Form 10-KSB, the DXP Transaction was accounted for in a manner similar to a reverse acquisition, as if DXP acquired HAI, due to the fact that the former shareholders of DXP owned approximately 59% of the common stock of HAI after the merger. Under the accounting treatment for the DXP Transaction, DXP is considered the acquiring entity for accounting purposes and ICA is treated as the acquired entity even though ICA was the surviving legal entity. As a result of this reverse purchase accounting treatment, (i) the historical financial statements of HAI for periods prior to the date of the merger are no longer the historical financial statements of the Company, and are, therefore, no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the merger are those of DXP; (iii) all references to the financial statements of the Company apply to the historical financial statements of DXP prior to the merger and to the consolidated financial statements of the Company subsequent to the merger. Consequently, information regarding the Company presented in this Form 10-KSB relates only to the period beginning in March 1999, when iQrom Limited was incorporated, and does not address the operations of the Company when it was known as HAI. See "Our History" below and
Note 1 of the "Notes to Consolidated Financial Statements" in Item 7.

         iQrom Limited. iQrom Limited was incorporated in March 1999 by Aldersey
E. Maynard-Taylor and Thomas G. Elek. They were joined as directors and shareholders of iQrom Limited in August 1999 by Colin Allmark. Messrs. Elek, Maynard-Taylor and Allmark became Directors of the Company upon completion of the DXP Transaction. (See Item 11. Security Ownership of Certain Beneficial Owners and Management.)

         iQrom Limited focuses on the business solutions and content development market using the CD Card as a delivery mechanism. CD-ROM Card technology refers to optical compact disk products that are sized and shaped to resemble business cards (58mm x 85mm) or trading cards (63.5mm x 88.9mm). The similarity has led to the conventional product names, CD Business Card and CD Trading Card. Throughout the text, the term CD Card(s) is used to refer to both products. In order to implement its business strategy, in July 1999 iQrom Limited entered into an exclusive License Agreement with iOra Limited ("iOra"), a UK software developer, which gave iQrom Limited the right to integrate iOra's SoftCD(TM) technology into its business solutions utilizing CD Cards (see "Our Technology" below). In June 2000, iQrom Limited extended this license to include standard-size CD-ROMs ("CDs").

         On February 24, 2000, iQrom Limited acquired all of the assets and business operations and assumed all of the outstanding liabilities of 2 Step Productions, Limited, a UK corporation ("2 Step"), for approximately $639,000. 2 Step's business of providing video production, conference organization and multi-media content development and design was integrated into iQrom Limited's operations.

         Messrs. Elek, Maynard-Taylor and Allmark were also the sole shareholders and directors of Streetfactor Limited, a United Kingdom company and its subsidiaries ("Streetfactor"). Streetfactor's main subsidiary is Ingman Limited, a UK company doing business under the name of Diskxpress ("Diskxpress UK"). Diskxpress UK has been in business since 1992 as a manufacturer/replicator of CD-ROM's and manufactures the CD Cards under a license agreement with Philips Electronic N.V.

         In July 1999, iQrom Limited agreed with Diskxpress UK to secure a reliable supply of CD Cards. In August 1999, Diskxpress UK invested in specialized CD replication equipment for CD Cards and in October 1999, commenced the manufacture of CD Cards using a molding process. While the laser-cutting process was at that time a more common method of producing a rectangular CD Card, both iQrom and Diskxpress UK believe that the molded process results in a better, more stable and longer-lasting card.

         In November 1999, iQrom Limited and Diskxpress UK learned of a recently issued U.S. patent, Patent No. 5,982,736, based on the mechanism for centering a CD Card in the circular tray of a CD-Drive in a personal computer. See "Our Technology" below for a description of the Patent. iQrom Limited determined that obtaining the rights to this patent would improve its ability to expand into the U.S. market. Diskxpress UK entered into negotiations to acquire the patent and related patent applications with POV US, LLC, a Delaware limited liability company ("POV"), the owner of the patent. Patent No. 5,982,736, Patent No. 6,078,557 and all related patent applications are referred to herein collectively as the "Patent". Voting Members of POV include Gerald A. Pierson, principal inventor of the mechanism that is the basis for the Patent, and Michael Feit, who are Directors of the Company. Mark L. Silow, a Director, holds a non-voting membership interest in POV.

         DXP. As a result of these negotiations, DXP was incorporated in February 2000 to acquire 100% of the issued share capital of iQrom Limited with Messrs. Elek, Maynard-Taylor and Allmark and POV as its shareholders.

         In April 2000, simultaneously with the acquisition by DXP of iQrom Limited, Diskxpress US, Inc. ("Diskxpress US"), a Delaware corporation, was formed through the exchange by Messrs. Elek, Maynard-Taylor and Allmark of all of their ordinary shares of Streetfactor and the contribution by POV of the Patent. Streetfactor and its subsidiary Diskxpress UK thus became subsidiaries of Diskxpress US.

         Diskxpress US and DXP entered into a Patent License Agreement (the "Patent License Agreement") authorizing DXP to use the Patent. Diskxpress US, Diskxpress UK and DXP also entered into a Supply Agreement (the "Supply Agreement") under which Diskxpress UK agreed to supply all of DXP's requirements for CD Cards for a term of ten years at negotiated prices.

         In anticipation of the DXP Transaction, the Company raised $9,900,000 through a private equity placement of 1,320,000 investment units of the Company at $7.50 per unit (each unit consisted of one share of the Company's common stock and one-half warrant). Each holder of two one-half warrants is entitled to acquire one share of the Company's common stock at a price of $7.50 providing the warrants are exercised within one year of issuance or $10 if exercised in the second year of issuance. (See Item 5. Market for Common Equity and Related Stockholder Matters - "Recent Sale of Unregistered Securities"). An additional $2,475,000 was raised in August 2000 through the issuance of 330,000 shares at $7.50 per share. The Company had arranged this financing at the time of the original financing, subject to the Company achieving pre-agreed revenue targets for the quarter ended June 30, 2000. Of the $12,375,000 cash received from these two placements, $7,400,000 was available to the Company as working capital to finance operations after making distributions of $3,302,216 to former stockholders of DXP as well as repaying DXP notes payable of $2,672,784.

         As a result of these transactions, the Company, as the parent to iQrom Limited and DXP, acquired the right to use the Patent in accordance with the Patent License Agreement and to obtain CD Cards from Diskxpress UK under the Supply Agreement.

Strategic Plan

         Our strategic plan is to establish a global network, made up of our own offices and those belonging to strategic partners, to market and sell our technologies and services. We believe that opportunities exist to provide support services to companies wishing to identify, plan and implement an e-commerce/e-business strategy. We further believe that the key to such a strategy lies in the ability to communicate information in a rapid, efficient, secure and low-cost manner. Such information will be directed to shareholders, customers (actual and prospective), employees, suppliers and any other audience with an interest in the information concerned.

         In order to implement this strategic plan, we are seeking to identify technologies that will give us unique selling propositions and market differentiators in order to deliver solutions to our clientele. For instance, we believe SoftCD(TM) (see "Our Technology" below) gives us the opportunity to turn an existing, trusted, but somewhat limited data delivery mechanism, the CD-ROM, into a dynamic, versatile and powerful business tool. By enhancing the CD-ROM format with SoftCD(TM) (which we refer to as CD-U(TM)), we create a communication vehicle with our target audience.

         The strategic vision is global. The link is through the Internet, which recognizes no territorial boundaries. This strategic plan requires our clients to rethink the way they do business. We have to have strong partners worldwide to help implement such a plan. In the past twelve months, we have made strides in putting the fundamental building blocks in place. We believe we now have a strong foundation upon which to achieve our strategic plan. We are actively pursuing a number of opportunities with major corporate prospects, for which the successful implementation of our products and services will serve as both an important reference point and validation of our vision and our future potential. There can be no assurance that we will be successful in reaching agreement with these prospects or that we will be able to implement our strategic plan.

Our Technology

         Our business of designing, developing and distributing digital communications technology is based on our own and on licensed intellectual property. Our rights to use this technology and products are protected by license agreements and other contractual arrangements described below.

         We have an exclusive license under the Patent License Agreement to sell CD Cards in the U.S. under the Patent. As discussed above, the Patent License Agreement licenses the use of Patent No. 5,982,736 and Patent No. 6,078,557. This exclusive license was acquired from POV as part of the transactions with DXP described above. Gerald A. Pierson, an owner of POV and one of our Directors, was a principal inventor in 1996 of the mechanism that enables a CD Card to be centered by utilizing part of the 80mm cavity contained in the CD Tray of a personal computer or laptop. We are currently using two types of CD Cards manufactured by Diskxpress UK. Both types are rectangular and use the centering mechanism as defined by the aforementioned patents. The dimensions of these cards are 58mm by 85mm (the CD Business Card) and 63.5mm x 88.9mm (CD Trading Card), and they have storage capacity of approximately 35MB and 80MB of data, respectively. This is the equivalent, in broad terms, of up to 25,000 text pages or 2,500 web pages containing graphs, charts, photos, and streaming video. The Company also uses full-size CDs (120mm) manufactured by Diskxpress UK or third party replicators. Any Windows format CD-ROM or DVD-ROM media can be made updateable by incorporating SoftCD(TM) software (see below).

         Under the terms of the Patent License Agreement between the Company and Diskxpress, the Company was granted the exclusive right in the U.S. to sell CD Cards using the Patent. This included not only CD Cards but also CD-Recordable Cards and CD-Hybrid Cards, all of which utilize the same centering mechanism.

         In June 1999, iQrom Limited (prior to becoming a subsidiary of the Company) obtained from iOra Limited an exclusive worldwide software license to sell SoftCD(TM) for incorporation into CD Cards. In June 2000, this exclusive license was extended to full-size CD discs. The iOra patents have not been issued to date and are pending approval by the United States Patent Office. There can be no assurance that the iOra patents will be issued. SoftCD(TM) allows a CD publisher/content provider to update or amend content contained on a CD that would otherwise be static and unchangeable. This is achieved by downloading information from the Internet and utilizing the computer's internal hard drive to store the new information. SoftCD(TM) is revolutionary because it compares the original CD to the revised version and extracts only the information that has changed. It re-uses the original data on the CD so that the same data does not have to be transmitted twice. As a result, the updating process can be completed at up to 100 times the speed of any other competing delivery mechanism and with significantly more flexibility and ease. SoftCD(TM) effectively changes the content of the CD. Once an update has been completed, the revised version is available any time the disk is used, whether or not the user is "on line". SoftCD(TM) does not require any specific knowledge of who the users are or where they are located. The process is automatic and transparent to the users.

         We have also licensed the use of iOra's Mobile Intranet as a delivery method for distributing and updating information rapidly and efficiently via the hard drive of a personal computer without requiring a CD. Due to increasing flexibility in the workplace, this has significant advantages for remote and mobile employees who can now access their employer's Intranet content from a PC at home or a laptop off-line.

         We have the ability to impose different levels of security on access to the information on CD Cards depending upon the client's needs and desires for data protection. The level of security can range from no protection at all, to requiring access via passwords, to encryption.

         We have the expertise to develop and create the content for the CDs and to provide the Internet hosting service necessary to support the updates generated using SoftCD(TM). For the past twelve months, we have actively pursued new technologies that would contribute to the continued improvement of our products and services. In addition, we have made significant investment efforts in order to offer unique and powerful solutions to our customers. We intend to implement the results of these efforts in future solutions development projects. There can be no assurance that we will carry out these projects successfully.

         In January 2001 the Company announced a strategic alliance with Victor Company of Japan, Limited ("JVC"). The alliance is designed to allow both partners to leverage each other's technology, distribution networks and international experience. The Company and Diskxpress UK, its exclusive supplier, entered into a series of agreements with JVC, including a License Agreement, an Authorization Agreement and an Introductory Agreement. The agreements grant a license to the Company to manufacture and sell certain products using JVC's CD-Hybrid technology.

         As part of these agreements with JVC, the Company agreed to vary the terms of the Supply Agreement with Diskxpress US to enable Diskxpress US to grant JVC a non-exclusive License to manufacture and sell CD Cards in the U.S. under Diskxpress US's patents. As part of this agreement, Diskxpress US will remit to the Company 50% of all royalties paid by JVC to Diskxpress US under its License Agreement. In addition, JVC granted us the non-exclusive right to sell worldwide its patented Hybrid Technology, held under Patent No. 2,580,820 (Japan) and Patent No. 5,204,852 (U.S.), which allows a single CD to contain both CD-ROM and CD-Recordable components (the "CD-Hybrid Card"). Hybrid technology combines the benefits of CD-ROM technology (facilitating cost-efficient mass production) with CD-Recordable technology (allowing data to be personalized) on a single CD. We believe that the CD-Hybrid Card can successfully compete with the Smart Card(TM) (a card incorporating chip technology) as a data carrier for applications such as medical cards, cash and debit cards, membership and loyalty cards, access cards and lottery cards.

         Under the Authorization Agreement, Diskxpress US appointed JVC as the exclusive licensing agent of Diskxpress US under its U.S. patents, with the right to negotiate and grant sub-licenses in the U.S. thereunder.

         Under the Introductory Agreement, JVC agreed to introduce prospective CD-U(TM) clients to the Company.

Our Market

         Our sales and marketing strategy focuses on identifying those vertical and horizontal markets to which our technology and solutions will have the most immediate appeal. To enhance our direct sales force, we have recruited several new senior members to our international sales team, all of whom have extensive sales experience in building a chain of alliance partners who can extend the global solutions offering of the Company. On January 29, 2001, we expanded our solutions sales staff by appointing David Botten as European Sales Director and Derek Hallam as Director of Alliances. David Botten joined the Company from Sherwood International Group Ltd., the UK-listed international supplier of software and services to the insurance markets, where he was International Sales Director responsible for all worldwide partners and channel strategies outside the UK. He also previously worked with Trace Computers plc, Wang (UK) Ltd., and GEAC Computer Corporation. Derek Hallam joined the Company from Entrust Technologies Inc., a leading U.S. security software solutions provider, where he served as channel sales manager for Northern Europe, Middle East and Africa. He served for several years as strategic alliances manager at Aspect Communications, and prior thereto, with Philips Systems and Dictaphone Corporation in various business developmental roles of increasing responsibility.

         The alliance partners being targeted are firms such as other complementary solution providers, consulting firms, advertising agencies, and public relations firms.

         The target market for the solutions business are large corporations where the introduction of operating efficiencies, increased productivity and cost-savings is likely to have the greatest appeal. Marketing departments of large corporations may see the CD Card as an effective promotional item. While this is not the focus of our sales strategy and marketing effort, it will provide a large proportion of sales during the longer sales-cycle required for the solutions sales we are pursuing using CD-U(TM).

         Although certain key vertical markets have been targeted, particularly Sports & Entertainment, Travel & Leisure, Publishing, Healthcare, and Training & Education, it is more likely to be to the horizontal markets where the solutions will have the greatest appeal. For example, we provided a unique sales solution to an international beverage company, which demonstrates the power of the solution to any company with a remote and mobile global sales-force requiring regular updating of content-rich information.

         Our molded CD card technology and content solutions have received strong acceptance during 2000. Examples of some clients and end-users during 2000 include: AOL Time Warner, Bacardi-Martini, Banque Credit Agricole Indosuez, Cap Gemini/ Ernst &Young, WorldCom, 3M, Hewlett Packard, IBM, Microsoft, Cisco, Intel, Hertz, Bayer and Xerox. Our business is not dependent on a few major customers since our products and services are sold to a variety of users.

         Although we have had some success in the past year in marketing our technology, content and solutions, there can be no guarantee that this market acceptance will continue in the future.

Our Competitors

         There are many companies that provide business solutions in the global market place. Some are large multinationals, such as IBM, Cap Gemini/Ernst & Young and EDS, that provide a broad range of solutions across many vertical and horizontal markets, while others are more specialized, such as Sherwood PLC, which focuses on selling software solutions specifically to the insurance industry. Many of these competitors have significantly greater resources than we do.

         Our point of market differentiation is our technology, to the extent that this is unique to us (e.g., the patents, SoftCD(TM) and encryption), which significantly reduces the level of competition. There are certainly alternative means of updating digital information, principally using web technology. However, by focusing on the CD-ROM as a delivery vehicle, we are targeting companies for whom a pure Internet play would not be effective. Additionally, one of the concerns with electronic data transmission is unauthorized access; however, our ability to create various levels on security substantially eliminates this concern.

         The CD Card itself is now a well-established CD-based product and is available worldwide. It must be noted that this business is highly competitive, with manufacturers located throughout the world, and, therefore, extremely price sensitive. The Taiwanese manufacturers are particularly aggressive on pricing. We believe the Company can differentiate itself from its competitors through its ability to produce large volumes in a short span of time (current capacity is 120,000 CD Cards per day), a high-quality product, in full compliance with the licensing agreement with Philips Electronic N.V. under which the CD Cards are manufactured by Diskxpress UK, and the protection of our U.S. patent licenses on sales in the U.S. market. Under the JVC License Agreement, the Company has access to additional large manufacturing capacity in the U.S. It is not our intention to market CD Cards without adding value. This may be in the form of integrating SoftCD(TM) to create a CD-U(TM) or by the development of creative and dynamic content. However, the ordinary CD Card has a much more instant market and opportunities exist to secure significant volumes of business from this source.

Recent Developments

         On March 16, 2001, John H. Duerden joined the Company as a non-executive Director. He was the former CEO and Managing Director of Lernout & Hauspie Speech Products, former Chairman, CEO and President of Dictaphone Corporation, and former President of Reebok Brands.

         On March 6, 2001, the Company, Diskxpress US and Gerald A. Pierson settled litigation against SpaceMark International Corporation ("SpaceMark") relating to alleged patent infringement claims. The terms of the settlement gave Diskxpress US certain rights in patent applications held by SpaceMark. The Company receives the benefit from these additional rights under the Patent License Agreement. The settlement provided SpaceMark with a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share with a term of three years or six months from the registration of the underlying shares, whichever is later (the "SpaceMark Warrant"). In connection with this settlement, the Company recorded stock-based settlement fees on December 31, 2000 of $720,255, based on the fair value of the warrants on the date of settlement using the Black-Scholes' valuation model.

         On February 14, 2001, the Company engaged Gleacher & Co. LLC ("Gleacher"), a New York-based investment bank, to provide investment banking advice, including assistance in raising funds, financial policy, mergers and acquisitions, joint ventures and other forms of strategic alliance, and other areas relating to the rapid commercialization of the Company's technology portfolio. Gleacher received a warrant to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share exercisable over a period of five years (the "Gleacher Warrant") in lieu of fees. In connection with the issuance of the Gleacher Warrant, the Company recorded deferred stock-based compensation of $649,486 in the first quarter of 2001, based on the fair value of the warrant on the date of issue using the Black-Scholes' valuation model, and amortized to stock-based consulting expense of approximately $80,000 through March 31, 2001.

         On February 6, 2001, certain shareholders and members of the Board of Directors provided the Company with a $1,000,000 convertible loan (the "Shareholders' Loan") maturing on the earlier of May 8, 2001 or upon receipt by the Company of the proceeds of an equity placement in the minimum amount of $3,000,000. Interest accrues on the unpaid balance of the Shareholders' Loan at the prevailing prime rate plus two percent. If the Shareholders' Loan is not repaid by the maturity date, the loan will convert into equity units consisting of one share of common stock and one share of a nontransferable common stock purchase warrant (the "Shareholders' Loan Units"). See Item 12. Certain Relationships and Related Transactions and Item 6. Management's Discussion and Analysis - "Liquidity and Capital Resources" below.

         On January 3, 2001, the Company changed its stock transfer agent from Silverado Stock Transfer, Inc. of Las Vegas, Nevada to StockTrans, Inc., 7 East Lancaster Ave., Ardmore, PA. StockTrans, Inc. is a larger stock transfer agent that is technologically more advanced in providing online information about its shares and is also better able to expedite the issuance of additional shares.

Employees and Labor Relations

         We consider our labor relations to be good, and none of the Companies employees are covered by a collective bargaining agreement. As of December 31, 2000, the Company employed a total of 42 people, 34 on a full time basis, in the following functional areas:

Office  location:   General &        Sales &       Multi Media      Number of      Full Time
                    Administrative   Marketing     Development      Employees      Employees
US:
Orlando                2                4              4               10             10
Los Angeles            0                4              0                4              2
                    -------------------------------------------------------------------------
  Total US             2                8              4               14             12

UK:
London                 4                6              3               13             11
Birmingham             1                3              6               10             10
Bourton                1                0              0                1              1
                    -------------------------------------------------------------------------
  Total UK             6                9              9               24             22

Representatives

Spain                  0                2              0                2              0
Germany                0                1              0                1              0
Japan                  0                1              0                1              0
                    -------------------------------------------------------------------------
  Total world-wide     8               21             13               42             34

RISK FACTORS

         Our business and the value of our shares are subject to the risks described above and certain additional risks described below.

We need to raise additional capital which may not be available.

         We have spent, and expect to continue to spend in the future, substantial funds to complete our planned product development efforts and expand our sales and marketing activities. We need to raise additional funds to implement our business plan, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. We have extended our working capital cycle. Our revenue sources are a mix of shorter product-oriented sales and longer solution project-based sales. The latter puts a strain on our working capital resources.

         We hope that our investment in our licensed technology will help us create a sustainable competitive advantage. Further investment in our licensed technology and in complementary technology is required in order to conduct business in a high-volume environment. The level of this investment will depend, in part, on future revenue growth, management partnerships, and utilization of intellectual assets, especially technology and brands.

         We cannot be certain whether this investment will be financed through cash flow, equity, and/or debt. We are in the process of undertaking a private placement offering in order to raise up to $5,000,000. We cannot guarantee that we will be successful in raising these funds.

         Our future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of our existing products; progress in our product development efforts; the growth and success of effective sales and marketing activities; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and the development of strategic alliances for the marketing of our products.

         If funds generated from our operations, together with our existing capital resources, are insufficient to meet current or planned operating requirements, we will have to obtain additional funds through equity or debt financing, through strategic alliances with corporate partners and others, or through other sources. With the exception of the Shareholders' Loan (see Note 11 to Item 7. Consolidated Financial Statements --"Subsequent Events"), the Company does not have any third-party financing. We have been in discussions with two different financial institutions about the possibility of initiating a receivables discounting facility; however, we do not have any committed sources of additional financing, and we cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to certain of our technologies, product candidates, products or potential markets. Therefore, the inability to obtain adequate funds could have a material adverse impact on our business, financial condition and results of operations.

         See "Liquidity and Capital Resources" under Item 6. Management's Discussion and Analysis for description of an uncertainty concerning the ability of the Company to continue as a going concern.

Future issues of equity securities could result in future dilution to stockholders.

         If additional funds are raised through issuing equity securities, dilution to existing shareholders may occur. If the warrants granted as part of the April 2000 equity placement, the SpaceMark Warrant and the Gleacher Warrant are exercised or if the Shareholders' Loan Units are issued and converted into shares of common stock, dilution to existing shareholders will occur.

 We have a history of losses and expect continued losses for the foreseeable future.

         Since the inception of operations of iQrom Limited in March 1999 we have incurred significant losses and our revenues have been limited. Through December 31, 2000 we reported losses, and although we have not closed our financial records for the current 2001 first fiscal quarter, we anticipate reporting a loss similar to that in the final quarter of 2000. Although we believe that our unique resources and capabilities will help position us to exploit various market segments, including the value-added solutions market, and to generate additional revenue from existing and new clients, there can be no guarantee that we will be able to achieve break-even financial results in the short term. We plan to increase our operating expenses, especially as related to our sales and marketing efforts, in anticipation of increasing revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will increase. Even if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We depend on third parties to supply products and services.

         As part of our supply chain management, we have established relationships with key suppliers/partners (e.g., iOra, Diskxpress UK and JVC). While we believe that these relationships provide us with some of the resources necessary to carry out our business, there can be no assurance that we will be able to obtain all of the products and services we need. Risks affecting our supply chain include an inadequate supply of required components due to manufacturing capacity constraints; a discontinuance of a product by a third-party manufacturer or other supply constraints; reduced control over quality and pricing of components; and longer lead times in receiving materials from vendors. These potential risks could have an adverse impact on working capital and on our financial results and performance.

Our industry is highly competitive and we may not have the resources required to successfully compete.

         We recognize that the solutions sector is competitive. Some competitors have greater resources (financial, technical, marketing, distribution, and/or service). Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, development stage companies may be making or developing products and services that will compete with our products and services. It is possible that these potential competitors may develop or market technologies or products that will be more effective or commercially attractive than our current or future products and services, or that may render our technologies and products and services obsolete.

We have significant fixed operating costs and our operating results are subject to fluctuations.

         A high percentage of our operating expenses, particularly personnel, are fixed in advance of any particular quarter. As a result, unanticipated variations in the volume of sales may cause significant variations in operating results in any particular quarter and could result in greater than expected losses for such quarter.

Volatility of Common Stock price and thin trading market for our shares.

         Our common stock is listed on the NASD OTC Bulletin Board, and recent daily trading volume has generally been limited. The prices for securities of information technology companies have recently experienced higher volatility than those of companies in more traditional business sectors.

         We may not be able to attract and retain professional staff. We recognize that our success will depend in large part upon our ability to continue to attract, train, and motivate highly-skilled employees. Given the current job market, we seek to complement and develop a culture that achieves our human resource goals. We cannot be certain that we will be successful in attracting a sufficient number of highly-skilled employees in the future, or that we will be successful in retaining, training and motivating the employees we are able to attract. Any inability to retain, train and motivate our employees could impair our ability to adequately manage and complete our existing projects and to bid for or obtain new projects. Hiring, training, motivating, retaining and managing employees with the strategic, technical and creative skills we need is both time consuming and expensive. If our employees are unable to achieve expected performance levels, our business, financial condition and results of operations could be adversely affected.

Our business could be adversely affected if we are unable to protect our proprietary technology or someone claims that we are infringing on their proprietary technology.

         Although we mitigate our business risk by diversifying our offerings, we recognize that part of our success depends upon our proprietary methodologies and other Intellectual Property ("IP") rights. There can be no assurance that the steps we take to protect our proprietary information will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our IP rights in every instance. In addition, although we believe that our services and products do not infringe on the IP rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted any such claim will be successfully defended. A successful claim against us could materially and adversely affect our business, financial condition and results of operations.

         Our success will depend, in part, upon our ability to obtain and protect patents on our technology and to protect our trade secrets. Licenses or patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Others may challenge our licenses or patents and, as a result, our licenses or patents could be narrowed, invalidated or otherwise rendered non-enforceable. In addition, our current and future patent applications may not result in the issue of patents in the United States or foreign countries. In order to protect or enforce our license or patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These efforts may not be successful and may result in significant litigation expenses.

Concentration of ownership of our own Common Stock among our existing executive officers, directors and principal shareholders may prevent new investors from influencing significant corporate decisions.

         We recognize that our executive officers, directors, and beneficial owners of more than 5% of our common stock, in aggregate, control a majority of our outstanding common stock. As a result, these persons acting together will have the ability to determine the outcome of all matters submitted to our shareholders for approval (including the election and removal of directors, as well as mergers, consolidations and/or potential sales of business asset sales). Accordingly, this concentration of ownership may harm the market price of our common stock by:

         o delaying, deferring or preventing a change in control of our Company;

         o impeding a merger, consolidation, takeover or other business combination involving our Company; or

         o discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

ITEM 2.         Description of Property

         Our executive and development office is located at 7652 Ashley Park Court, Suite 306, Orlando, Florida 32835. On April 2, 2001 we signed a lease for approximately 3,600 square feet of office space in Orlando, Florida. The term of the lease is three years with the option to renew the lease for an additional three years. The lease agreement obligates us to monthly lease payments of approximately $8,500 per month. The new office will support our growth in both personnel and technology.

         In addition, we have sales and content development offices in London and Birmingham, England. We lease approximately 2,500 square feet of office space in these locations. The lease in London commenced on December 1, 1999 and continues on a month-to-month basis. The Birmingham office is leased on a month-to-month basis.

         On October 1, 2000, we opened a sales and marketing office in Burbank, CA. The lease commenced on October 1, 2000 and continues on a month-to-month basis. We lease approximately 500 square feet of office space at this location.

         The total rent paid during 2000 for all properties described above was approximately $183,000.

         The Company does not own any real estate.


ITEM 3. Legal Proceedings

         The Company is not a party to any pending legal proceedings. Litigation relating to SpaceMark International Corporation was settled in March 2001 (see
Item 1. Description of Business - "Recent Developments" above).

ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

ITEM 5. Market For Common Equity and Related Stockholder Matters.

         (a) Market Information. Our common stock is listed on the NASD OTC Bulletin Board under the symbol "IQCO". Set forth below, for the periods indicated, is the range of high and low bid information for our common stock since April 2000, when the reorganization of the Company occurred in connection with the acquisition of DXP and the merger of DXP into the Company's wholly-owned subsidiary, iQrom Solutions, Inc. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

     2000            High           Low
    ------          ------         -----
  1st Quarter         --             --
  2nd Quarter       $16.875        $9.875
  3rd Quarter       $10.000        $2.625
  4th Quarter        $3.250        $0.625

     2001
    ------
  1st Quarter       $1.8438       $0.6875


         (b) Holders. As of March 31, 2001, there were approximately fifteen
(15) holders of record of our common stock, including Cede & Co. the partnership nominee name for Depository Trust Co., which acts as securities depository for additional beneficial owners of the common stock.

         (c) Dividends. The Company has never paid dividends and does not anticipate paying any dividends in the near future. We anticipate that we will retain future net income for working capital purposes. The payment of cash and/or common stock dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition, share price, and other factors deemed relevant to the Board of Directors. In addition, our ability to pay cash dividends may become limited under future loan agreements that may restrict or prohibit them.

Recent Sale of Unregistered Securities:

         In April 2000 the Company entered into an Agreement by and among DXP, Aldersey E. Maynard-Taylor, Thomas G. Elek, Colin Allmark, POV, ICA and the Company pursuant to which ICA merged with and became the successor corporation to DXP, as described in Item 1. As a result of the closing of the transactions provided for in the Agreement, the Company issued 6,400,314 shares of common stock of the Company to Messrs. Maynard-Taylor, Elek and Allmark. Immediately subsequent to the exchange, DXP merged with and into ICA (the "Reorganization") and as a result of the Reorganization all of DXP's shares owned by POV were converted into 6,400,314 shares of common stock of the Company. Additionally, the Company paid $3,302,216 to the former stockholders of DXP as additional consideration for their shares in DXP. The former stockholders of HAI retained ownership of 7,533,750 shares of the Company's common stock.

         As part of the closing of the transactions described above on April 20, 2000, the Company issued 1,320,000 units at a price of $7.50 per unit with each unit consisting of one share of common stock and one-half warrant to five subscribers in accordance with the terms of subscription agreements with each of the subscribers. Each holder of two one-half warrants is entitled to a acquire one additional share of common stock for a price of $7.50 if the warrant is exercised in the first year after issuance and for a price of $10.00 if the warrant is exercised in the second year after issuance. The warrants will expire April 20, 2002 if they are not exercised. To date none of the warrants have been exercised. The Company received gross proceeds of $9,900,000.

         The Company issued 330,000 unregistered shares of common stock to Online Partners, Inc. in August 2000 in accordance with the terms of a second subscription agreement dated as of April 6, 2000 between the Company and Online Partners, Inc., which was entered into to provide funds for the payment of the additional monetary consideration in connection with the transactions described above. The second subscription agreement provided for the issuance of not more than 330,000 shares of common stock at a price not less than $7.50 per share for a total of $2,475,000 and the release of the funds from escrow upon the achievement of certain revenue targets by the Company. The Company achieved those revenue targets as of June 30, 2000, and the shares were issued to Online Partners, Inc. in exchange for the release of $2,475,000 from escrow.

         The Company issued 40,000 unregistered shares of common stock to iOra Limited, a supplier of the Company, in August 2000 as required by the terms of an agreement with iOra granting the Company rights to use certain of iOra's technology.

         The Company believes that the transactions described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and /or Regulation D promulgated under the Act as a transaction not involving a public offering.

ITEM 6. Management's Discussion and Analysis

         iQrom Limited, the non-U.S. subsidiary of the Company, was incorporated in the United Kingdom ("UK") in March 1999, under the name of DXP New Media Services Limited. The Company's current structure is the result of the merger of DXP which owned iQrom Limited, into ICA, a subsidiary of Hiking Adventures, Inc., the former name of the Company, which occurred in April 2000 and is described in greater detail in Item 1. As discussed in the consolidated financial statements included in Item 7, this transaction was treated as a reverse purchase. As a result of this reverse purchase accounting treatment, (i) the historical financial statements of HAI for periods prior to the date of the merger are no longer the historical financial statements of the Company, and are, therefore, no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the merger are those of DXP; (iii) all references to the financial statements of the Company apply to the historical financial statements of DXP prior to the merger and to the consolidated financial statements of the Company subsequent to the merger. Consequently, information regarding the Company presented in the financial statements and this Form 10-KSB relates only to the period beginning in March 1999, when iQrom Limited was incorporated and does not address the operations of the Company when it was known as HAI. See Item 1. Description of Business --"Our History" and Note 1 of the Notes to Consolidated Financial Statements in
Item 7.

Results of Operations

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2000 TO FISCAL YEAR ENDED DECEMBER 31, 1999.

         The Consolidated Statements of Operations attached hereto include the operating results for the twelve months ended December 31, 2000 and for the period March 10, 1999 (date of inception) through December 31, 1999. The Company commenced operations in the UK in September 1999, but only operated on a limited basis for the remaining months of 1999 as it was establishing itself in the UK marketplace, developing advertising and marketing materials and creating a web site. During 2000, the Company substantially expanded its operations, activities, and staff in the U.S., UK, Europe, and Asia. Accordingly, comparisons of its activities for the period ending December 31, 1999 with its activities for the twelve months ended December 31, 2000 offer little insight into its current operations.

DISCUSSION OF THE FISCAL YEAR ENDED DECEMBER 31, 2000

         Our net revenues for the fiscal year ended December 31, 2000 were $4,150,497. We incurred a loss of $7,315,868 for the fiscal year ended December 31, 2000, with a net loss per share of $0.40.

         Revenues during the fourth quarter ended December 31, 2000 increased 25% over the previous three-month period despite a shortened selling period due to the Christmas and New Year's holidays. During this period, a number of newspaper and magazine articles started to appear which expressed concerns about the future of the U.S. economy. We believe these articles had a negative impact on sales in the United States during this period as some clients postponed orders.

         The growth of sales is being held back by negative factors in the US, which the Company sees as its main market for the future. First, the slow-down in the US economy and the dramatic fall in the sock market, particularly in the high tech area has meant that a large part of the Company's target market has been holding back on its spending plans. By moving towards the solutions market, where the Company, with its technology, can offer cost savings, improved productivity and greater efficiencies to its clients, it is hoping to be able to counteract this. Secondly, the Company's litigation with SpaceMark has created uncertainty and prevented the Company from taking full advantage of its patent position in the growing US CD-Card Market. The Company has now settled this litigation.

         Concerns about the global economy have continued in the first quarter 2001 and there has been a slow-down on corporate spending which has had an impact on the Company's sales. While unit sales for the first quarter 2001 are expected to be higher than those in the fourth quarter 2000, revenues are likely to be flat when compared to those of fourth quarter 2000 as a result of a unit sales price decrease that took effect on January 1, 2001.

         As anticipated, sales of CD Cards were somewhat seasonal as they are generally used for promotional purposes. However, as the Company continues to develop sales of updateable cards (CD-U(TM)s) and related solutions sales, the seasonal factor should diminish.

         Presently, the majority of the Company's revenues are not in U.S. Dollars. Even with the present concerns about the U.S. economy, the U.S. Dollar has maintained its strength against other currencies. The average U.S./UK exchange rate for 2000 was $1.52.

         Gross profit for the year was approximately $728,000. During the course of the year there was increased competitive pricing for CD Cards in Europe by Far Eastern manufacturers. This, combined with the reduced number of large CD Card orders, put pressure on the unit sales price of CD Cards. The gross profit margin for the year was approximately 18%, but the Company anticipates this margin will increase over time by the provision of more multimedia content on the cards, the conversion of more clients to our CD-U(TM) solutions and the revenue generated from our clients who pay royalties. As mentioned above, in the last few months the Company has hired a number of senior sales staff from related industries specifically to promote solution sales using our CD-U(TM) products.

         Advertising and selling expenses were approximately $1,227,000 for the twelve months ended December 31, 2000. During the year the Company re-branded itself, developed marketing materials for the U.S., UK, Germany and Spain, revamped its web site, created multi-media presentations to be used for demonstrations, participated in various trade shows and engaged in other marketing activity. Also during 2000, the Company opened its U.S. headquarters in Orlando, FL; a West Coast office in Burbank, CA; established representative offices in Spain, Germany and Japan; and expanded its activities in the UK. Administrative and other expenses reflect the costs of establishing and supporting this expansion. During the second half of 2000, our Orlando and Burbank offices hired a relatively large number of staff and the Company significantly increased its staff outside the U.S. Salaries and benefits will continue to increase as the Company expands its staff and global reach.

         Professional fees of approximately $2,655,000 mainly reflect the accounting, financial and legal costs of acquiring the business of 2 Step, the creation and modification of agreements with our key strategic partners Diskxpress and iOra, the first and second tranches of the initial placement, the reverse purchase of HAI, the agreements with JVC and the SpaceMark patent litigation suit. As noted in Item 1. Description of Business -- "Recent Developments" and Item 3. Legal Proceedings, the Company had been named as a third-party complainant in the SpaceMark litigation, but the matter has now been settled. Approximately $1,505,000 of the total professional fees are directly related to this suit of which approximately $785,000 relates to legal expenses incurred as a result of the suit during 2000 and up until settlement of the suit in March 2001. Approximately $720,000 represents the fair market value of the SpaceMark Warrant (see Note 7 of the "Notes to the Consolidated Financial Statements" below).

         Depreciation and amortization mainly reflects the amortization of the exclusive licensing agreement with iOra plus the amortization of the goodwill arising from the 2 Step acquisition.

Liquidity and Capital Resources

         As described above and in the Notes to the Consolidated Financial Statements below, on April 20, 2000 the Company received $9,900,000 from the placement of 1,320,000 units at $7.50 per unit. See Item 5. Market for Common Stock and Related Stockholder Matters -- "Recent Sales of Unregistered Securities". Each unit consisted of one share of the Company's common stock and half a warrant. Each holder of two one-half warrants is entitled to acquire one share of the Company's common stock at a price of $7.50 providing the warrants are exercised within one year of issuance or $10 if exercised in the second year of issuance). On August 16, 2000, the Company received $2,475,000 in proceeds from the second tranche of this private placement. The terms of the second tranche called for the Company to issue 330,000 shares of stock at a price of $7.50 per share when the Company met certain revenue targets for the three months ended June 30, 2000. In total, the Company issued 1,650,000 shares and 660,000 purchase warrants and received total proceeds of $12,375,000. Of that total, the Company retained $7,400,000 for working capital purposes after making distributions of $3,302,216 to former stockholders of DXP as well as repaying DXP notes payable of $2,672,784.

         Our primary liquidity requirement has been the cost of acquiring our licensed technology, our initial financing, the reverse merger with HAI, the acquisition of 2 Step, patent litigation and the implementation and funding of our sales and marketing efforts. For 2001, our primary liquidity requirement will be funding the expansion of the products and services offered to our customers, the funding of our global sales and marketing efforts and defending our intellectual property rights as necessary.

         On December 31, 2000, our cash and cash equivalents amounted to $740,516. Accounts payable reflects the high level of professional fees incurred during the year, especially with regard to the patent litigation (approximately $350,000). Accrued expenses and other primarily reflects accrued but not yet owed costs of royalties, license fees, professional legal fees not billed (approximately $235,000 are related to the patent litigation), and the final capital payments due to iOra for use of its technology on standard-sized CDs.

         The increase in intangible assets primarily reflect payments made to iOra Limited for the purchase of an exclusive global right to use its SoftCD(TM) technology in standard-sized CDs and Goodwill created by the purchase of assets of 2 Step Limited.

         The gross margin on our products varies substantially: at the low end, the gross margin on the sale of CD-Cards is between 15% to 25% while the gross margin on a solution sale may be as high as 60-70%. Thus it is difficult to estimate the volume of revenues that are required during the year 2001 to fund our sales and marketing efforts and to expand the products and services offered to our customers. We anticipate that we will need $1,350,000 during the next three months to implement our business plan. If we are unable to increase our present level of sales or to secure additional capital and/or other funds, we will continue to realize negative cash flow and losses, and it is unlikely that we will be able to implement our sales and marketing efforts and other elements of our strategic plan and we may be unable to continue as a going concern.

         Since inception, the Company has not had a profitable quarter. Concerns about the global economy have continued in the first quarter 2001, and there has been a slow-down on corporate spending which had an impact on the Company's sales. While unit sales for the first quarter 2001 are expected to be higher than those in the fourth quarter 2000, revenues are likely to be flat when compared to those of fourth quarter 2000 as a result of a unit sales price decrease that took effect on January 1, 2001. These losses combined with the longer sales-cycle associated with the higher margin solution sales have caused a strain of the Company's liquid resources. There are, however, potential orders in the U.S. and Europe, which could substantially change the Company's situation.

         The Company has taken certain steps to improve its liquidity and capital resources. As mentioned above, on February 6, 2001, certain of our shareholders and Directors provided a convertible loan to the Company in the amount of $1,000,000 for working capital. The Shareholders' Loan is due on May 8, 2001 and will convert into equity units if not repaid by the due date. See
Item 1. Description of Business --"Recent Developments" and Item 12. Certain Relationships and Related Party Transactions.

         In addition, as already mentioned, the Company has retained Gleacher & Co. LLC, a U.S. investment bank, as its financial advisor and to assist it in raising $5,000,000 by means of an equity private placement. The Company is planning to commence marketing the private placement in mid-April with a targeted closing date for the placement by mid-May. There can be no assurance that the Company will be able to raise additional capital through the private placement. Gleacher is also advising the Company on several potential acquisitions and is receiving the Gleacher Warrant in lieu of fees. In connection with the issuance of the Gleacher Warrant, the Company in its first quarter 2001 financial results will record deferred stock-based compensation of $649,486, based on the fair market value of the Gleacher Warrant on the date of issue using the Black-Scholes' valuation model, and immediately amortized to stock-based consulting expense of approximately $80,000 through March 31, 2001.

         The Company does not have any debt outstanding on its balance sheet with the exception of the Shareholders' Loan that is due to be converted or repaid by May 8, 2001. The Company has been in discussions as of March 31, 2001 with at least two financial institutions about establishing an accounts receivable discounting facility as a source for periodic working capital. The Company may enter into a receivables discounting facility regardless of whether the placement is successful.

         As part of the overall settlement of the patent suit with SpaceMark International Corporation, the Company issued the SpaceMark Warrant. See Item 1. Description of Business - "Recent Developments".

         Just prior to the year-end and pursuant to an earlier agreement, the Company issued stock options to its Directors, senior management, employees, and certain key suppliers and consultants. The Company has chosen to value those options issued to key suppliers and consultants and the SpaceMark Warrant using the Black-Scholes' valuation model. One of the key determinants used in this model is share price volatility. The Company's share price increased in the first quarter 2000 as high as $16.6785 and declined throughout the rest of the year, hitting a low of $0.625 in December 2000. This percentage price swing causes the Black-Scholes' model to attribute a high price to the value of these options and warrants. It is unlikely that the Company's share price will have such extreme volatility in the future.

         The Company will receive a cash influx from any warrants and options that are exercised. There can be no assurance that any of the warrants and options will be exercised.

         As disclosed in Note 1 to the Consolidated Financial Statements, the Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses of $7,315,868 and $603,043 since inception of operations, which losses have resulted in an accumulated deficit of $9,491,705 as of December 31, 2000. In addition, the Company has consumed cash in its operating activities of $5,698,678 for the year ended December 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's ability to continue as a going concern is dependent upon management's ability to successfully secure substantial and profitable sales and/or to obtain additional financing or capital sources to meet the Company's financing requirements. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements. Certain information included in this Form 10-KSB contains statements that are forward-looking, such as statements related to anticipated future revenues of the Company and success of current product offerings. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. .

ITEM 7. Financial Statements.



INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                 26

CONSOLIDATED FINANCIAL STATEMENTS
   AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEAR ENDED
   DECEMBER 31, 2000 AND FOR THE PERIOD MARCH 10, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999:

   Consolidated Balance Sheets                                               27

   Consolidated Statements of Operations                                     28

   Consolidated Statements of Stockholders' Equity (Deficiency)              29

   Consolidated Statements of Cash Flows                                     30

   Notes to Consolidated Financial Statements                                31

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of iQrom Communications, Inc.:

We have audited the accompanying consolidated balance sheets of iQrom Communications, Inc., formerly known as Hiking Adventures, Inc., and subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 2000 and for the period from March 10, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from March 10, 1999 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, working capital deficiency, and negative cash flow from operations raise substantial doubt about its ability to continue as a going concern. Management's plans relating to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Orlando, Florida
March 30, 2001

IQROM COMMUNICATIONS, INC.
(formerly known as Hiking Adventures, Inc.)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------------------------


ASSETS                                                                   2000              1999
CURRENT ASSETS:
  Cash and cash equivalents                                           $   740,516        $       -
  Accounts receivable - net of allowance for doubtful
    accounts of $13,442 in 2000                                           996,275                -
  Prepaid expenses                                                        113,501                -
                                                                      -----------        ---------
           Total current assets                                         1,850,292                -

PROPERTY AND EQUIPMENT - Net                                              237,415            6,226

INTANGIBLE ASSETS - Net                                                 1,016,834                -
                                                                      -----------        ---------
TOTAL                                                                 $ 3,104,541        $   6,226
                                                                      ===========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                    $ 1,729,279        $ 609,029
  Accrued expenses and other                                              762,493                -
                                                                      -----------        ---------
           Total current liabilities                                    2,491,772          609,029
                                                                      -----------        ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, authorized 50,000,000 shares, $.001 par value              22,024              240
  Additional paid-in capital                                           10,122,166                -
  Accumulated deficit                                                  (9,491,705)        (603,043)
  Deferred stock-based compensation                                      (119,994)               -
  Accumulated other comprehensive income -
    Cumulative foreign currency translation adjustment                     80,278                -
                                                                      -----------        ---------
           Total stockholders' equity (deficiency)                        612,769         (602,803)
                                                                      -----------        ---------
TOTAL                                                                 $ 3,104,541        $   6,226
                                                                      ===========        =========

See notes to consolidated financial statements.

IQROM COMMUNICATIONS, INC.
(formerly known as Hiking Adventures, Inc.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000 AND
PERIOD MARCH 10, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999

----------------------------------------------------------------------------------------------------------------------


                                                                                               2000             1999
REVENUES                                                                                    $4,150,497        $184,538

COST OF REVENUES                                                                             3,422,721         184,990
                                                                                            ----------        --------
           Gross profit (loss)                                                                 727,776            (452)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
  Advertising and selling                                                                    1,226,575         246,987
  Professional fees (inclusive of noncash stock-based consulting and settlement fees of $776,980 and $0 in 2000 and 1999,
    respectively)                                                                            2,655,409               -
  Salaries and benefits                                                                      2,164,974               -
  Depreciation and amortization                                                                252,880           1,503
  Administrative and other (inclusive of noncash stock-based
    Board of Directors fees of $50,000 and $0 in 2000 and 1999,
    respectively)                                                                            1,901,796         354,101
                                                                                            ----------        --------
           Total selling, general, and administrative expenses                               8,201,634         602,591
                                                                                            ----------        --------
           Operating loss                                                                    7,473,858         603,043

INTEREST INCOME                                                                               (159,210)              -

INTEREST EXPENSE                                                                                37,269               -

GAIN ON FOREIGN EXCHANGE                                                                       (36,049)              -
                                                                                            ----------        --------
NET LOSS                                                                                    $7,315,868        $603,043
                                                                                            ==========        ========
NET LOSS PER SHARE - Basic and diluted                                                      $     0.40        $   0.06
                                                                                            ==========        ========

See notes to consolidated financial statements.

IQROM COMMUNICATIONS, INC.
(formerly known as Hiking Adventures, Inc.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEAR ENDED DECEMBER 31, 2000 AND
PERIOD MARCH 10, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999

--------------------------------------------------------------------------------------------------------------------------------



                                                                                Common            Additional
                                                                         ---------------------     Paid-in       Accumulated
                                                                          Shares       Amount      Capital         Deficit

iQrom Communications, Inc. capitalization at inception                          150    $   240   $         -     $         -
  Net loss                                                                        -          -             -        (603,043)
                                                                         ----------    -------   -----------     -----------
BALANCE DECEMBER 31, 1999                                                       150        240             -        (603,043)
  Initial capitalization of DXP US, Inc. on April 6, 2000                     1,000         10             -      (1,572,794)
  Issuance of common shares in acquisition of Hiking Adventures, Inc.    20,333,228     20,084       (75,902)              -
  Private placements of common stock                                      1,650,000      1,650    12,373,350               -
  Collection of stock subscription receivable                                     -          -             -               -
  Distributions paid to former stockholders of DXP US, Inc.                       -          -    (3,302,216)              -
  Issuance of common stock for distribution and licensing agreement          40,000         40       179,960               -
  Stock options granted for consulting services                                   -          -       176,719               -
  Amortization of stock-based consulting services                                 -          -             -               -
  Stock options granted for director compensation                                 -          -        50,000               -
  Stock warrants granted to settle litigation                                     -          -       720,255               -
  Components of comprehensive loss:
    Net loss                                                                      -          -             -      (7,315,868)
    Translation adjustments                                                       -          -             -               -
                                                                         ----------    -------   -----------     -----------
           Comprehensive loss

BALANCE DECEMBER 31, 2000                                                22,024,378    $22,024   $10,122,166     $(9,491,705)
                                                                         ==========    =======   ===========     ===========

                                                                                        Accumulated                      Total
                                                                          Deferred         Other          Stock      Stockholders'
                                                                        Stock-Based     Comprehensive  Subscription     Equity
                                                                        Compensation    Incomes(Loss)   Receivable   (Deficiency)

iQrom Communications, Inc. capitalization at inception                  $       -         $     -       $        -   $      240
  Net loss                                                                      -               -                -     (603,043)
                                                                        ---------         -------       ----------   ----------
BALANCE DECEMBER 31, 1999                                                       -               -                -     (602,803)
  Initial capitalization of DXP US, Inc. on April 6, 2000                       -               -                -   (1,572,784)
  Issuance of common shares in acquisition of Hiking Adventures, Inc.           -               -                -      (55,818)
  Private placements of common stock                                            -               -       (2,475,000)   9,900,000
  Collection of stock subscription receivable                                   -               -        2,475,000    2,475,000
  Distributions paid to former stockholders of DXP US, Inc.                     -               -                -   (3,302,216)
  Issuance of common stock for distribution and licensing agreement             -               -                -      180,000
  Stock options granted for consulting services                          (176,719)              -                -            -
  Amortization of stock-based consulting services                          56,725               -                -       56,725
  Stock options granted for director compensation                               -               -                -       50,000
  Stock warrants granted to settle litigation                                   -               -                -      720,255
  Components of comprehensive loss:
    Net loss                                                                    -               -                -   (7,315,868)
    Translation adjustments                                                     -          80,278                -       80,278
                                                                        ---------         -------       ----------   ----------
           Comprehensive loss                                                                                        (7,235,590)
                                                                                                                     ----------
BALANCE DECEMBER 31, 2000                                               $(119,994)        $80,278       $        -   $  612,769
                                                                        =========         =======       ==========   ==========

See notes to consolidated financial statements.

IQROM COMMUNICATIONS, INC.
(formerly known as Hiking Adventures, Inc.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000 AND
PERIOD MARCH 10, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999

-------------------------------------------------------------------------------------------------------------------------


                                                                                                  2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                    $ (7,315,868)    $(603,043)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Provision for doubtful accounts                                                               19,293             -
      Noncash stock-based expenses                                                                 826,980             -
      Depreciation and amortization                                                                252,880         1,503
      Gain on sale of property and equipment                                                         1,050             -
      Changes in operating assets and liabilities - net of acquisition:
        Accounts receivable                                                                     (1,015,567)            -
        Prepaid assets                                                                            (113,501)            -
        Accounts payable                                                                         1,070,250       609,029
        Accrued expenses and other                                                                 575,805             -
                                                                                              ------------     ---------
           Net cash (used in) provided by operating activities                                  (5,698,678)       7,489
                                                                                              ------------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                              (276,494)       (7,729)
  Acquisition of business net of cash acquired                                                    (490,490)            -
  Payments for intangibles                                                                        (317,952)            -
                                                                                              ------------     ---------
           Net cash used in investing activities                                                (1,084,936)       (7,729)
                                                                                              ------------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                                                        9,900,000           240
  Collection of stock subscription receivable                                                    2,475,000             -
  Borrowings by DXP US, Inc. under notes payable                                                 1,000,000             -
  Repayments of DXP US, Inc. notes payable                                                      (2,672,784)            -
  Distributions paid to former stockholders of DXP US, Inc.                                     (3,302,216)            -
                                                                                              ------------     ---------
           Net cash provided by financing activities                                             7,400,000           240
                                                                                              ------------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            124,130             -
                                                                                              ------------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          740,516             -

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                             -             -
                                                                                              ------------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                        $    740,516     $       -
                                                                                              ============     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for interest                                                                      $     37,269     $       -
                                                                                              ============     =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Acquisition of distribution and licensing agreement included in accrued liabilities
      and other                                                                               $    186,688     $       -
                                                                                              ============     =========
    Acquisition of distribution and licensing agreement for common stock                      $    180,000     $       -
                                                                                              ============     =========
    Assumption of DXP US, Inc. liabilities at acquisition                                     $  1,672,784     $       -
                                                                                              ============     =========

See notes to consolidated financial statements.

IQROM COMMUNICATIONS, INC.
(formerly known as Hiking Adventures, Inc.)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000 AND
PERIOD MARCH 10, 1999 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1999
--------------------------------------------------------------------------------


1.    BUSINESS AND BASIS OF PRESENTATION

      iQrom Communications, Inc., formerly known as Hiking Adventures, Inc. (Hiking), and its wholly owned subsidiaries (collectively known as the Company or iQrom) design, develop and distribute digital communications technology based on its own and licensed intellectual property.

      Formation - DXP US, Inc. (DXP), the accounting acquirer in the reverse acquisition with iQrom Communications, Inc. described below, was formed on February 24, 2000 with the issuance of 10,000 shares of its common stock (par value of $.001 per share), 5,000 shares each to two groups of stockholders. iQrom Ltd. (iQrom UK), a United Kingdom corporation formed on March 10, 1999, was contributed to DXP in exchange for DXP's note payable in the amount of $1,572,854 on April 6, 2000. This transaction, in which iQrom UK became a wholly owned subsidiary of DXP, was accounted for at historical cost in a manner similar to a pooling of interests. The resulting consolidated balance sheet as of April 6, 2000 was as follows:



        Cash                                                 $   417,240
        Accounts receivable                                      157,026
        Inventory                                                 22,442
        Furniture                                                 47,572
        Intangible assets                                        572,810
                                                             -----------
        Total                                                $ 1,217,090
                                                             ===========
        Accounts payable                                     $ 1,265,575
        Notes payable                                          2,672,784
                                                             -----------
        Total liabilities                                      3,938,359
                                                             -----------
        Common stock                                                  10
        Accumulated deficit                                   (2,721,279)
                                                             -----------
        Total stockholders' equity (deficiency)               (2,721,269)
                                                             -----------
        Total                                                $ 1,217,090
                                                             ===========

      Going Concern - The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses of $7,315,868 and $603,043 since inception of operations, which losses have resulted in an accumulated deficit of $9,491,705 as of December 31, 2000. In addition, the Company has consumed cash in its operating activities of $5,698,678 for the year ended December 31, 2000 and has a working capital deficiency of $641,480 as of December 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of private placements and private loans. The Company is in active discussions with a number of clients either with regard to potential large-volume orders and/or high-margin sales. In addition, the Company is actively seeking additional sources of financing to provide longer-term financing sources. The Company has retained Gleacher & Co., a U.S. investment bank, to assist in arranging an equity placement of up to $5 million, which is currently in process. Additionally, the Company is in active discussions with two potential working capital financiers. There are no assurances that the Company will be successful in achieving its goals of positive cash flows and profitability.

      In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to secure substantial and profitable sales and/or to obtain additional financing or capital sources to meet its financing requirements. Management believes that its current and future strategic, infrastructural and operational plans provide the opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

      Reverse Acquisition - On April 20, 2000, Hiking acquired DXP (the Merger) with the issuance of an additional 20,333,078 common shares. Hiking had been incorporated in Nevada on October 7, 1996. The transaction was accounted for in a manner similar to a reverse acquisition, as if DXP acquired Hiking, due to the fact that the former shareholders of DXP owned approximately 59% of the common stock of Hiking after the Merger. Management has determined that the transaction is equivalent to common stock issued by a private company for the net monetary assets of a publicly traded shell corporation accompanied by a recapitalization, rather than equivalent to a business combination. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. In connection with the acquisition, the name of Hiking was changed to iQrom Communications, Inc. Under the accounting treatment for the reverse acquisition, DXP is considered the acquiring entity for accounting purposes and Hiking is the acquired entity even though Hiking is the surviving legal entity. As a result of this reverse acquisition accounting treatment, (i) the historical financial statements of the Company for periods prior to the date of the Merger are no longer the historical financial statements of Hiking and, therefore, are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Merger are those of DXP; (iii) all references to the financial statements of the Company apply to the historical financial statements of DXP prior to the Merger and to the consolidated financial statements of the Company subsequent to the Merger.

      Acquisition - On February 24, 2000, iQrom Limited, a subsidiary of iQrom Communications, Inc., acquired all of the assets and business operations and assumed all of the outstanding liabilities of 2 Step Productions, Limited (2 Step) for approximately $639,000. 2 Step was engaged in the business of providing video conferencing and multi-media content development and design. The purchase price was allocated to the assets acquired (including cash of $148,510) based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $535,000 and is being amortized on a straight-line basis over three years.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America. The following is a summary of significant accounting policies:

      Principles of Consolidation - The consolidated financial statements include iQrom Communications, Inc. and its wholly owned subsidiaries, iQrom Solutions, Inc., and iQrom Limited. Prior to September 7, 2000, iQrom Solutions, Inc. was known as iQrom Communications Acquisitions, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      Cash and Cash Equivalents - The Company considers all highly liquid financial instruments with a maturity at time of purchase of ninety days or less to be cash equivalents.

      Concentrations of Credit Risk - Cash and cash equivalents in excess of federally insured levels and accounts receivable potentially subject the Company to a concentration of credit risk. The Company currently derives its revenues from a wide variety of companies in many industries.

      Fair Value of Financial Instruments - The Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value based on the short-term maturity of these instruments.

      Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated on the various asset classes over their estimated useful lives, which range from three to seven years.

      Intangible Assets - Intangible assets consist of trademarks, licensing agreements, and goodwill. Intangibles are amortized on a straight-line basis over twenty, fifteen and three years, respectively.

      Long-Lived Assets - All long-lived assets and certain identifiable intangibles held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company compares the carrying value of its long-lived assets to projected undiscounted cash flows to determine whether such assets are impaired and to evaluate the reasonableness of the depreciation and depreciation periods.

      Revenue Recognition - The Company designs, develops and distributes digital communications technology based on its own and licensed intellectual property. Revenues are recognized at the time products are shipped or services are provided to the customer. The Company recognizes revenues from conferencing and content development as activities are performed or as development milestones are completed under the respective agreements. Costs incurred in connection with the performance of conferencing and content development are expensed as incurred. The Company believes its revenue recognition policies conform to Staff Accounting Bulletin No. 101 of the Securities and Exchange Commission.

      Income Taxes - The Company accounts for income taxes under the liability method. Under such method, deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting purposes, or on the expected reversal date for deferred taxes that are not related to an asset or liability. A valuation allowance is provided to reduce deferred tax assets to the amount considered more likely than not to be realizable.

      Stock-Based Compensation - The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its employee (and nonemployee members of the Board of Directors) stock options, and complies with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation (SFAS No. 123). APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (see Note 6). All stock-based awards to nonemployees, other than members of the Board of Directors, are accounted for at their fair value in accordance with SFAS No. 123.

      The Company's nonemployee stock-based compensation is determined using the Company's quoted closing market price as quoted on the Over-The-Counter Bulletin Board or the Black-Scholes option pricing model.

      Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Recent Accounting Pronouncements - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the consolidated statements of income when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

      Management has completed its evaluation of the various issues related to SFAS No. 133, including performing an inventory of derivative and embedded derivative instruments. No derivative instruments, as defined by SFAS No. 133, were identified by the Company. As a result, when the Company adopts SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities (an amendment of SFAS No.
      133), on January 1, 2001, management has determined that the effect of adopting SFAS No. 133, as amended, will not be material to the Company.

      Comprehensive Income - SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from nonowner sources. The only item of other comprehensive income
      (loss) that the Company currently reports is gains and losses in foreign currency translation.

      Foreign Currency Translation - Foreign assets and liabilities are translated into U.S. dollars using the end of period exchange rates. The effect of this translation is reported in accumulated other comprehensive income in the accompanying consolidated financial statements. Income statement elements of the non-U.S. subsidiary are translated to U.S. dollars using the weighted average exchange rate during the period.

      Net Loss Per Share Information - Basic and diluted loss per share is computed based on the weighted average shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential common stock issuances using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

      The following table sets forth the calculation of net loss per share for the years ended December 31, 2000 and 1999:



                                                        2000              1999

      Net loss                                       $ 7,315,868     $   603,043
                                                     ===========     ===========
      Weighted average shares outstanding             18,290,986      10,000,000
                                                     ===========     ===========
      Net loss per share - basic and diluted         $      0.40     $      0.06
                                                     ===========     ===========

      For the year ended December 31, 2000, the Company had common equivalent shares outstanding that could potentially dilute earnings per share in the future. The potential number of common shares into which these outstanding securities are convertible are as follows as of December 31, 2000:


      Employee stock options granted and exercisable in 2000           1,061,676
      Warrants issued with private placement of common stock             660,000
                                                                       ---------
                                                                       1,721,676
                                                                       =========

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of December 31, 2000 and 1999:




                                                       2000           1999

      Computer equipment                              $284,395       $7,729
      Furniture, fixtures, and equipment                 4,916            -
                                                      --------       ------
                                                       289,311        7,729
      Less accumulated depreciation                     51,896        1,503
                                                      --------       ------
                                                      $237,415       $6,226
                                                      ========       ======

      Depreciation expense totaled approximately $50,400 and $1,500 in 2000 and for the period March 10, 1999 (date of inception) through December 31, 1999, respectively.

4.    INTANGIBLE ASSETS

      Intangible assets consist of the following as of December 31, 2000 and 1999:

                                                         2000            1999

      Licensing and supply agreements                 $  129,072        $    -
      Trademarks                                           3,262             -
      Goodwill                                           534,682             -
      Distribution and licensing rights agreement        552,306             -
                                                      ----------        ------
                                                       1,219,322             -
      Less accumulated amortization                      202,488             -
                                                      ----------        ------
                                                      $1,016,834        $    -
                                                      ==========        ======

      Amortization expense totaled approximately $202,500 and $0 in 2000 and for the period March 10, 1999 (date of inception) through December 31, 1999, respectively.

      Goodwill - On February 25, 2000, the Company acquired 2 Step, a company with its main activities in multimedia development, video production and conference organization (see Note 1, Acquisition).

      Distribution and Licensing Agreement - In June 1999, the Company entered into an exclusive licensing agreement with a supplier for certain technology of the supplier for a term of one year. On June 23, 2000, the Company entered into a new agreement, which granted exclusive distribution and licensing rights commencing on July 1, 2000 over a term of five years for consideration consisting of 40,000 unregistered shares of $.001 par value common stock (see Note 7, Common Stock Issued for a Distribution and Licensing Agreement), cash of approximately $392,000, and future royalty payments based on sales.
5.    INCOME TAXES

      A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                                            For the period
                                                                                        March 10, 1999 through
                                                           Year-ended December 31,           December 31,
                                                                      2000                       1999
                                                          ------------------------     ------------------------
                                                            Amount          %             Amount          %
Statutory tax benefit                                    $ (2,162,609)   (34.00)        $ (205,035)    (34.00)
State income taxes - net of federal tax effect               (125,709)    (1.98)                 -          -
Differences between foreign effective rate
  and U.S. statutory rate                                     394,241      6.20             22,614       3.75
Change in valuation allowance                               1,950,567     30.67            173,715      28.81
Other                                                         (56,490)    (0.89)             8,706       1.44
                                                         ------------    ------         ----------     ------
                                                         $          -         -         $        -          -
                                                         ============    ======         ==========     ======

      Significant components of the net deferred tax assets and liabilities were as follows as of December 31:


                                                   2000              1999

      U.K. net operating loss carryforwards     $  760,341        $ 173,236
      U.S. net operating loss carryforwards        844,990                -
      Accelerated capital allowance                 (4,032)             479
      Allowance for bad debts                        2,045                -
      Capitalized legal fees                       486,392                -
      Stock-based compensation                      22,406                -
      Other                                         12,140                -
                                                ----------        ---------
                                                 2,124,282          173,715
      Valuation allowance                       (2,124,282)        (173,715)
                                                ----------        ---------
      Deferred tax assets - net                 $        -        $       -
                                                ==========        =========

      At December 31, 2000, the Company has a U.S. federal and state net operating loss carryforward available to offset future taxable income of approximately $2,141,000 expiring in 2020. The benefit of this carryforward has been fully offset by a valuation allowance due to the fact that it is not more likely than not that the deferred tax asset will be realized. The Company had no U.S. and state operating loss carryforwards at December 31, 1999. Additionally, the Company has foreign (United Kingdom) net operating loss carryforwards available to offset future taxable income of approximately $2,534,000 and $573,000 at December 31, 2000 and 1999, respectively. These carryforwards do not expire. The benefit of these carryforwards has been fully offset by a valuation allowance due to the fact that it is not more likely than not that the deferred tax asset will be realized.

      The valuation allowance of $2,124,282 and $173,715 was established for the years ended December 31, 2000 and 1999, respectively, to offset the net deferred tax asset for the year then ended. Management believes it is not more likely than not the asset will be realized.

      On April 20, 2000, an ownership change under Section 382 of the Internal Revenue Code occurred, causing a limitation on the ability to use net operating losses incurred prior to that date. Only $13,000 of the Company's total $2.1 million in net operating losses were incurred prior to the ownership change. The deferred tax asset of approximately $4,400, related to the preownership change net operating losses, has been fully valued and is included in the valuation allowance discussed above.

      The Company intends to indefinitely reinvest any earnings generated by non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations.

6.    STOCK INCENTIVE PLAN

      Officers, employees, and directors of the Company are awarded options periodically for the purchase of its common stock under the Company's 2000 Stock Option Plan (the Plan). The Plan covers officers, directors, employees, consultants and advisors to the Company. The Plan provides for the award of both incentive and nonqualified stock options. Under the Plan, options have a maximum contractual life of ten years and generally vest over six months to four years from the date of grant and cannot be transferred. Additionally, the Plan permits the payment of the exercise price to be in the form of cash, check, cashless exercise, and such other consideration.

      The following table summarizes option activity for the year ended December 31, 2000, the year the Plan was adopted:



                                                                        Weighted
                                                                         Average
                                                          Exercise      Exercise
                                             Shares      Price Range      Price

      Outstanding at December 31, 1999          -           $   -         $   -
        Granted                            1,689,000         1.12          1.12
        Forfeited                                  -            -             -
        Expired                                    -            -             -
        Exercised                                  -            -             -
                                           ---------
      Outstanding at December 31, 2000     1,689,000        $1.12         $1.12
                                           =========

      At December 31, 2000, the Company had remaining 2,361,000 shares available for granting options under the Plan.

      The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2000:

                                             Options Outstanding                       Options Exercisable
                             --------------------------------------------------   -------------------------------
                                                   Weighted
                                                    Average         Weighted                          Weighted
                                                   Remaining        Average                           Average
   Exercise                       Number          Contractual       Exercise           Number         Exercise
    Price                      Outstanding           Life            Price          Outstanding        Price
   $ 1.12                       1,689,000         5.0 years         $ 1.12           1,061,676        $ 1.12
                                =========         =========         ======           =========        ======

      The weighted average exercise prices and fair values of options at the date of grant is as follows:




                                            Years Ended December 31,
                               ------------------------------------------------
                                       2000                         1999
                               ---------------------        -------------------
                               Exercise       Fair           Exercise     Fair
      Options Issued            Price         Value           Price       Value

      Equals market price       $ 1.12       $ 0.87             -            -

      Fair Value Disclosure - The Company applies the measurement principles of APB No. 25 in accounting for its stock option plan. For purposes of providing pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the option-vesting periods. The effect of applying SFAS No. 123's fair value method to the Company's stock options granted in 2000 results in the following pro forma amounts for the year ended December 31, 2000:

      Net loss - as reported                                         $7,315,868
      Net loss - pro forma                                           $8,185,652
      Basic and diluted loss per share - as reported                 $     0.40
      Basic and diluted loss per share - pro forma                   $     0.45

      No options were granted during 1999.

      Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated using the Black-Scholes options pricing model at the date of grant using the following assumptions:

      Risk-free interest rate                                             6.16%
      Expected life                                                   3.5 years
      Dividend yield                                                       0.0%
      Volatility                                                         148.7%

7.    STOCKHOLDERS' EQUITY

      Private Placement - In connection with the reverse acquisition (see Note 1, Reverse Acquisition), the Company undertook a private placement (the Placement). Under the first tranche of the Placement, the Company issued 1,320,000 units at a price of $7.50 per unit. Each unit consisted of one share of the Company's common stock and a half warrant. Each holder of two one-half warrants is entitled to acquire one share of the Company's common stock at a price of not less than $7.50 providing the warrants are exercised within one year of issuance or $10 if exercised in the second year of issuance. Warrants issued in connection with the Placement expire on April 20, 2002. The Company received gross proceeds of $9,900,000 from the first tranche of the Placement. After completing the first tranche of the Placement, $827,216 of the proceeds was paid to the former stockholders of DXP, and the remainder was retained for working capital purposes.

      Under the second tranche of the Placement, the Company issued 330,000 shares of its common stock at a price of $7.50 per share for a stock subscription receivable of $2,475,000. No warrants were issued with these shares. The Placement called for the issuance of the shares at a price of $7.50 upon the achievement of certain revenue targets by the Company, at which time the stock subscription receivable would be paid in cash. The Company met its revenue targets by June 30, 2000 and issued its stock in July 2000, when the Company received the proceeds from the stock subscription receivable. The proceeds from the issuance of shares under the second tranche were then used to make the final distribution of $2,475,000 to the former stockholders of DXP.

      Common Stock Issued for a Distribution and Licensing Agreement - On June 22, 2000, the Company acquired an exclusive distribution and licensing agreement from a supplier for consideration consisting of 40,000 unregistered shares of $.001 par value common stock, cash of approximately $392,000, and future royalty payments. The distribution and licensing agreement is for a five-year term commencing on July 1, 2000 (Commencement
      Date). Within eighteen months of the Commencement Date, the Company is required to register the shares so such shares can be freely traded. If the Company fails to register the shares within eighteen months of the Commencement Date, the Company is obligated to find a purchaser of the shares at a price of $10 per share upon written request from the supplier.

      The Company issued these shares under this agreement on August 18, 2000 when the fair market value, based on quoted market prices, of the Company's common stock was $4.50 per share. The Company recorded $180,000 to distribution and licensing rights and additional paid-in capital. At December 31, 2000, the Company had a remaining obligation under this agreement of approximately $187,000, which has been accrued and is included in accounts payable in the accompanying consolidated balance sheet.

      Common Stock Options Granted to Employees and Directors - On December 21, 2000, the Company granted five-year options to purchase 1,689,000 shares of its common stock to certain employees under the Company's 2000 Stock Option Plan (see Note 6). The options generally vest over a period ranging from six months to three years of continuous service. At the date of grant, the exercise price was equal to the Company's closing stock price. Compensation expense was not recorded on these grants since the exercise price equaled the Company's stock closing price on the date of grant. As of December 31, 2000, none of the options had been exercised.

      On December 31, 2000, the Company granted 80,000 shares of common stock to members of its Board of Directors as consideration for services provided to the Company. The amount of the fair value of the shares granted, which totals $50,000, was recorded as stock-based compensation expense in the accompanying consolidated statements of operations. The fair market value of the shares was based on the Company's stock closing price on the date of grant.

      Common Stock Options Granted to Consultants - On December 21, 2000, the Company granted options to purchase 22,500 shares of common stock under the Company's 2000 Stock Option Plan (see Note 6) to employees of a subsidiary of an entity that is directly or indirectly owned by six shareholders who are also board members of the Company. The Company recorded $19,635 in deferred stock-based compensation in connection with these options. These options vest over three years commencing in 2001. As of December 31, 2000, none of the options had been exercised.

      On December 21, 2000, the Company granted options to purchase 180,000 shares of common stock under the Company's 2000 Stock Option Plan (see
      Note 6) to five consultants or independent contractors that provide various services to the Company. The Company recorded $157,084 in deferred stock based compensation in connection with these options. The options vest over six months to three years from the date these consultants began providing services. During the year ended December 31, 2000, the Company amortized $56,725 as stock-based consulting expense relating to these options. As of December 31, 2000, none of the options had been exercised.

      Warrants to Settle Litigation - Diskxpress, an entity owned directly or indirectly by six Company stockholders, who are also members of the Company's Board of Directors, brought an action in 2000 against SpaceMark International Corporation (SpaceMark) seeking damages in connection with patent infringement by SpaceMark. SpaceMark filed a counterclaim against Diskxpress, the Company, and an officer alleging disclosure of confidential information. All parties agreed to mediation and as a result of mediation, all parties have agreed to settle all outstanding claims against one another and have executed a confidential settlement agreement on March 6, 2001 dismissing all claims with prejudice. Under the terms of the license agreement between Diskxpress and the Company (see Note 8), the Company is required to pay Diskxpress' legal costs with respect to litigation. Settlement of this suit relieves the Company of any further litigation costs relating to this matter. The terms of the settlement agreement give Diskxpress certain rights in patent applications held by SpaceMark and provide a warrant to SpaceMark to purchase 1,000,000 shares of common stock at a price of $1 per share. This warrant vests immediately and expires at the end of a three-year period or six months after the registration of the Company's common stock. In connection with this agreement, the Company recorded stock-based settlement fees on December 31, 2000 of $720,255, based on their fair value on the date of settlement. As of March 30, 2001, the warrant has not been exercised. Additionally, the Company has accrued approximately $235,000 in the accompanying consolidated balance sheet as of December 31, 2000 in legal fees that were incurred subsequent to December 31, 2000 relating to this settlement.

8.    RELATED PARTY TRANSACTIONS

      In April 2000, the Company entered into a patent licensing agreement with Diskxpress, an entity owned directly or indirectly by six Company stockholders who are also members of the Company's Board of Directors, that permits the Company to market, sell, and import compact disks (CDs), compact disk business cards or any other media incorporating the software known as SoftCD or any software having similar functionality over the remaining life of the patent. The Company is to pay certain royalties and fixed fees over the term of the agreement in consideration for the right to use the technology owned by Diskxpress. For the year-ended December 31, 2000, the Company has accrued approximately $70,000 in royalties under this agreement in the accompanying consolidated balance sheet as of December 31, 2000.

      The Company entered into a ten-year supply agreement with Ingman, Limited, a wholly owned subsidiary of Diskxpress, to provide the Company with all of its respective requirements for compact disk business cards at Ingman's standard prices less a discount. For the year ended December 31, 2000, the Company purchased approximately $2,269,000 in compact business cards, which is included in cost of sales in the accompanying consolidated statement of operations. At December 31, 2000, approximately $422,000 is included in accounts payable in the accompanying consolidated balance sheet.

9.    OPERATING SEGMENTS AND MAJOR CUSTOMERS

      The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which is based on a management approach to segment reporting. SFAS No. 131 establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities, whose operating results are reviewed by the chief operating decision maker, and for which discrete financial information is available. The Company's chief operating decision maker has been identified as the Office of the President, which reviews operating results in one segment for the design, development and distribution of digital communications technology based on its own and licensed intellectual property. All material operating units qualify for aggregation under SFAS No. 131 due to their identical customer base and similar economic characteristics; nature of products and services; and procurement and distribution processes. Since the Company operates in one segment, all financial segment information required by SFAS No. 131 can be found in the consolidated financial statements.

      For geographic reporting, operating revenues are attributable to the geographic location in which the customer is located. Long-lived assets consist primarily of computer equipment and office furniture, and are attributable to the geographic location in which they are located. Revenues, long-lived assets, and net loss by geographic region were as follows:

                                     Year Ended December 31, 2000              Year Ended December 31, 1999
                                    -------------------------------          -------------------------------
                                    United      United                       United      United
in thousands                        States      Kingdom      Total           States      Kingdom      Total
Revenues                            $   63      $4,087       $4,150          $  -        $ 185        $ 185
                                    ======      ======       ======          ======      =====        =====
Net loss                            $4,455      $2,861       $7,316          $  -        $ 603        $ 603
                                    ======      ======       ======          ======      =====        =====
Long-lived assets - net             $  708      $  546       $1,254          $  -        $   6        $   6
                                    ======      ======       ======          ======      =====        =====


                                       41

      Unaudited interim segment information is as follows:

                                                            Quarter ended March 31,
                                                                 (unaudited)
                              ---------------------------------------------------------------------------------
                                               2000                                     1999
                              ---------------------------------------   ---------------------------------------
                                 United       United                      United       United
in thousands                     States       Kingdom       Total         States       Kingdom       Total
Revenues                         $ -          $ 512         $ 512          $ -          $ -          $ -
                                 =====        =====         =====          =====        =====        =====
Net loss                         $ -          $ 545         $ 545          $ -          $  18        $  18
                                 =====        =====         =====          =====        =====        =====
Long-lived assets - net          $ -          $   6         $ 545          $ -          $ -          $  18
                                 =====        =====         =====          =====        =====        =====

                                                            Quarter ended June 30,
                                                                (unaudited)
                              ---------------------------------------------------------------------------------
                                               2000                                     1999
                              ---------------------------------------   ---------------------------------------
                                 United       United                      United       United
in thousands                     States       Kingdom       Total         States       Kingdom       Total

Revenues                         $  -         $ 1,876      $ 1,876         $ -          $ -          $ -
                                 =======      =======      =======         =====        =====        =====
Net loss                         $ 1,001      $   396      $ 1,397         $ -          $  12        $  12
                                 =======      =======      =======         =====        =====        =====
Long-lived assets - net          $   210      $   546      $   756         $ -          $ -          $ -
                                 =======      =======      =======         =====        =====        =====

                                                         Quarter ended September 30,
                                                                 (unaudited)
                              ---------------------------------------------------------------------------------
                                               2000                                     1999
                              ---------------------------------------   ---------------------------------------
                                 United       United                      United       United
in thousands                     States       Kingdom       Total         States       Kingdom       Total

Revenues                         $    20      $   763      $   783         $ -          $ -          $ -
                                 =======      =======      =======         =====        =====        =====
Net loss                         $   981      $ 1,148      $ 2,129         $ -          $ 155        $ 155
                                 =======      =======      =======         =====        =====        =====
Long-lived assets - net          $   436      $   609      $ 1,045         $ -          $ -          $ -
                                 =======      =======      =======         =====        =====        =====

                                                         Quarter ended December 31,
                                                                 (unaudited)
                              ---------------------------------------------------------------------------------
                                               2000                                     1999
                              ---------------------------------------   ---------------------------------------
                                 United       United                      United       United
in thousands                     States       Kingdom       Total         States       Kingdom       Total

Revenues                         $    43      $   936      $   979         $ -          $ 185        $ 185
                                 =======      =======      =======         =====        =====        =====
Net loss                         $ 2,473      $   772      $ 3,245         $ -          $ 418        $ 418
                                 =======      =======      =======         =====        =====        =====
Long-lived assets - net          $   708      $   546      $ 1,254         $ -          $   6        $   6
                                 =======      =======      =======         =====        =====        =====

      Sales to major customers comprising 10% or more of total revenues were as follows:

                                                     Year Ended December 31,
                                                    ------------------------
                                                    2000                1999

      Customer A                                     26%                  -
      Customer B                                     10%                  -

10.   COMMITMENTS AND CONTINGENCIES

      Operating Leases - The Company leases office space on a month-to-month basis for its offices in Orlando, Florida; Burbank, California; London and Birmingham, England. Rent expense for the Company's locations approximated $183,000 and $0 for the years ended December 31, 2000 and 1999, respectively. Future minimum operating lease payments required under noncancelable operating lease arrangements for an automobile for the years ending December 31 are as follows:

      2001                                                            $16,416
      2002                                                             16,416
      2003                                                             12,312
                                                                      -------
      Total                                                           $45,144
                                                                      =======
11.   SUBSEQUENT EVENTS

      JVC Agreement - On January 24, 2001, the Company and Diskxpress entered into a series of agreements with Victor Company of Japan, Limited (JVC). The agreements grant a license to the Company to manufacture and sell certain products using JVC's technology. The Company and Diskxpress have granted to JVC a license or authorization to manufacture and sell certain products using licenses and patents owned by the Company and Diskxpress, respectively. The Company will receive a royalty on worldwide sales to third parties under the license or authorization agreements.

      Stockholder Loan Agreement - On February 6, 2001, the Company entered into a loan agreement with certain board members and officers of the Company to provide the Company with up to $1 million in working capital. Under the terms of the agreement, amounts are to be deposited into an escrow account for the benefit of the Company. Interest under this agreement accrues on the unpaid balance at the prevailing prime rate plus two percent. The loan and accrued interest are due and payable in full on the earlier of May 8, 2001 or upon receipt of the proceeds of a minimum equity placement in the amount of $3 million. The loan converts into equity units if the loan is not repaid by its due date. An equity unit consists of one share of common stock and one share of a nontransferable common stock purchase warrant. Common stock purchase warrants convert into shares of common stock at the lesser of the outstanding principal balance on the due date divided by $1 or the average closing price of the Company's common stock over a five-day trading period prior to the due date of the note less 10%. As of March 30, 2001, the Company had drawn $1,000,000 from escrow for working capital purposes.

      Consulting Agreement - The Company retained the services of Gleacher & Co, a U.S. investment bank, on February 14, 2001 to provide services over a one-year term. As consideration for the services of the financial consultant, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock, exercisable over five years at a price of $1.00. The warrant vests over a one-year period commencing on February 14, 2001 and is nonforfeitable. In connection with the issuance of the warrant, the Company recorded deferred stock-based consulting fees of $649,486, based on the fair value of the warrant on the date of issue, and amortized $78,294 to stock-based consulting expense through March 30, 2001.

      New Office Space - The Company entered into a lease for new office space in Orlando, Florida. The term of the lease is for three years with an option to renew the lease for an additional three years. The lease agreement obligates the Company to monthly lease payments of approximately $8,500 per month.

12.   QUARTERLY INFORMATION (UNAUDITED)

      The following is a summary of the quarterly results of operations for the fiscal years ended December 31, 2000 and 1999 (dollars in thousands except per share data):

                                                                                                 Basic and
                                                      Net          Gross           Net        Diluted Earnings
Fiscal Year Ended December 31, 2000                  Sales         Profit         Loss           per Share
First quarter                                       $   512        $ 124        $   545            $ 0.05
Second quarter                                        1,876          368          1,397              0.07
Third quarter                                           783           77          2,129              0.10
Fourth quarter                                          979          159          3,245              0.15
                                                    -------        -----        -------            ------
Fiscal year                                         $ 4,150        $ 728        $ 7,316            $ 0.40
                                                    =======        =====        =======            ======
Fiscal Year Ended December 31, 1999

First quarter                                       $     -        $   -        $    18            $    -
Second quarter                                            -            -             12                 -
Third quarter                                             -            -            155              0.02
Fourth quarter                                          185            -            418              0.04
                                                    -------        -----        -------            ------
Fiscal year                                         $   185        $   -        $   603            $ 0.06
                                                    =======        =====        =======            ======

                                     ******

ITEM 8. Changes in and Disagreements on Accounting and Financial Disclosure.

         None.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth information concerning the Company's significant employees, executive officers and directors as of March 31, 2001. Except as otherwise noted, none of the executive officers are directors or officers of any publicly owned corporation or entity.

Name                               Age            Title
Aldersey E. Maynard-Taylor         53             Chairman of the Board

Thomas G. Elek                     53             President, Chief Executive Officer and Director

Colin Allmark                      40             Vice President - Chief Technical Officer and Director

Gerald A. Pierson                  43             Vice President - U.S. Sales and Marketing and Director

Mark L. Silow                      47             Secretary and Director

Michael Feit                       53             Director

Graham A. Perske                   54             Director

F. Michael P. Warren               64             Director

John H. Duerden                    60             Director

Tracy Taylor-Almeida               40             Treasurer

         ALDERSEY E. MAYNARD-TAYLOR has served as Chairman of the Board since the Company's inception. He is the co-founder of iQrom Limited and Chairman and Director of Ingman Limited, trading as Diskxpress UK. From 1966 to 1990 Mr. Maynard-Taylor held various roles in institutional sales with Hayden Stone, Inc., Hirsch & Co., A.G. Becker, and Lehman Brothers. At Lehman Brothers, he was an Executive Director, a Member of the London and European Management Committees, and Head of all European Equity Sales. From 1990 to 1997 he was a private investor with several corporate directorships.

         THOMAS G. ELEK is a co-founder of iQrom Limited and has served as President, Chief Executive Officer and Director since its inception. Mr. Elek became involved with Ingman Limited, trading as Diskxpress UK, in 1992 as its Chairman and is now its CEO and a Director. He was CEO of Sigma Corporate Resources Plc, a corporate finance boutique, and CEO and partner in International Marbella Club S.A., a hotel group with projects in the U.S., UAE, Spain, Philippines, and Jamaica. Mr. Elek trained as a solicitor and from 1972 to 1980, he was a solicitor and partner with Eric Levine & Co for whom he opened and ran their Paris office from 1974 to 1976.

         COLIN ALLMARK has served as Technical Director and Director of the Company since its inception. He is a co-founder of iQrom Limited. Mr. Allmark established and ran his own software application and consultancy company, C-4, for over 10 years. Amongst other products, the company developed financial, database and real estate systems. His extensive knowledge of Internet technology is based on his involvement in the Internet since the early days. Mr. Allmark's programming and development skills are diverse having been involved in the programming of military communications and satellite systems, to multimedia based presentation systems, image compression and storage systems for major blue chip IT companies.

         GERALD A. PIERSON has served as a Director since April 2000. He is the inventor, and the original U.S. patent holder, of the iQrom CD Card technology. He has many years of experience in computer engineering and previously served with Lucent Technologies and ITEC Productions, where he contributed to many technology intensive themed entertainment projects. Major clients included Disney World and Universal Studios theme - parks, with major attractions including Twister, Jurassic Park and Jaws.

         MARK L. SILOW has served as Corporate Secretary and Director since April 2000. He is a partner in the law firm of Fox, Rothschild, O'Brien & Frankel, LLP, Philadelphia, Pennsylvania. Mr. Silow received his undergraduate degree in Political Science from the University of Pennsylvania (Phi Beta Kappa), his law degree from the Temple University School of Law and a Master of Laws (taxation) from the New York University School of Law. Mr. Silow serves on his law firm's Executive Committee, is Chairman of the firm's Finance Committee and is Chairman of the firm's Tax and Estates Department. Mr. Silow is also a frequent lecturer as well as author on tax and business planning matters.

         JOHN H. DUERDEN joined the Company as a Director on March 16, 2001,. He was the former CEO and Managing Director of Lernout & Hauspie Speech Products, former Chairman, CEO and President of Dictaphone Corporation, and former President of Reebok Brands.

         MICHAEL FEIT has served as Director since April 2000. He is President and CEO of Westgate Management Company Inc., a U.S. property management firm responsible for the complete development, administration and oversight of numerous residential/commercial real estate developments. Mr. Feit is the managing general partner of various limited partnerships and is responsible for the asset and financial management and is the designated partner for tax matters and partnership reporting for such partnerships.

         GRAHAM A. PERSKE has served as Director since April 2000. He is a Director of Myval Communications and an investor/entrepreneur and advisor specializing in the area of technology and Internet applications, including funding. Previously, Mr. Perske was President of Gerald Financial Group responsible for its worldwide operations, which included regulated entities in the UK (London) and the U.S. (New York and Chicago) with offices in Tokyo, Korea, Lausanne, Moscow and Santiago. From 1974 to 1987 he was with Merrill Lynch in Hong Kong, Sydney, London, and New York. His last assignment was in New York as head of Merrill Lynch's worldwide professional trade and hedging businesses.

         F. MICHAEL P. WARREN, Q.C., has served as Director since April 2000. Mr. Warren is the founder and chairman of Warren Capital Ltd., a venture capital company. He is the Chairman of the Board of Directors and a major shareholder of Blue Zone, Inc., a Nevada company listed on NASDAQ. Mr. Warren serves as a Director of National Challenge Systems, Inc., a Canadian company listed on the Toronto Stock Exchange which is focused on the rental of waste equipment and the development of organic waste solutions. He was the Chairman and founder of International Murex Corporation ("IMTC") until its sale to Abbot Laboratories in 1998. IMTC, a Canadian company based in the UK and the USA, manufactured and marketed medical diagnostics products which were distributed in more than 100 countries. Mr. Warren had previously been a partner at Owen Bird, Barristers and Solicitors in Vancouver, British Columbia.

         TRACY TAYLOR-ALMEIDA, CPA, has served as Treasurer since July 10, 2000. She has over 17 years of experience in senior financial positions for various firms such as Ripley Entertainment, House of Blues, Rosewood Corp. and Pace Concerts - SFX. In the past Ms. Almeida has been responsible for monthly statements involving twelve legal entities, owning 42 entertainment attractions in eight countries.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, among others, to file with the Securities and Exchange Commission (the "SEC") an initial report of ownership of the Company's common stock on Form 3 and reports of changes of ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Under SEC rules, certain forms of indirect ownership and ownership of the Company common stock by certain family members are covered by these reporting rules.

         Based solely on our review of the copies of such forms furnished to the Company, we believe that all reports required to be filed pursuant to the 1934 Act with respect to our transactions in our common stock through December 31, 2000 were filed on a timely basis, except for a report on Form 4 by Mr. Aldersey
E. Maynard-Taylor. Mr. Maynard-Taylor has subsequently filed the required Form with the SEC.

         Schedule of Non-Compliance with Section 16(a) of the Exchange Act:

--------------------------------------------------------------------------------
        Name                  Number of Reports       Number of Transactions
                                                      Not Timely Reported
--------------------------------------------------------------------------------
Aldersey E. Maynard-Taylor           1                        1

ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table

         The table below summarizes the compensation paid to or earned by the Company's Chief Executive Officer and all other executive officers whose salary and bonus for services rendered in all capacities to the Company for the fiscal year ended December 31, 2000 exceeded $100,000. The Company will use the term "named executive officers" to refer collectively to these individuals in this Form 10-KSB.

                                                            Long-Term
                    Year      Annual Compensation           Compensation
                    ----      -------------------           ------------
                                                            Awards                 Payouts
                                                            ------                 -------
(a)                 (b)       (c)        (d)      (e)       (f)             (g)            (h)       (i)
                                                  Other                     Securities
                                                  Annual    Restricted      Underlying
                                                  Compen-   Stock           Options/       LTIP      All Other
                              Salary     Bonus    sation    Award(s)        SARs           Payouts   Compensation
                              ($)        ($)      ($)       ($)             (#)            ($)       ($)
                              ------------------------------------------------------------------------------------
THOMAS G. ELEK,     2000      $107,887   --       --        --              --             --        --
CHIEF EXECUTIVE
OFFICER             1999      --         --       --        --              --             --        --


         Option Grants in Last Fiscal Year

         The following table summarizes the options granted to each of the Company's named executive officers during the fiscal year ended December 31, 2000.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        Potential Realizable Value at
                                                                                        Assumed Annual Rates of Stock
                         Individual Grants                                            Price Appreciation for Option Term
------------------------------------------------------------------------------------  ----------------------------------
 (a)              (b)                  (c)                 (d)             (e)            (f)                 (g)
               Number of
               Securities        Percent of Total
               Underlying          Options/SARs
                Option/             Granted to
                 SARs              Employees in      Exercise of Base   Expiration
 Name          Granted(#)          Fiscal Year         Price ($/Sh)        Date           5%($)              10%($)
 ----          ----------          -----------         ------------     ----------        -----              ------
Thomas          150,000               .888%               $1.12       Dec. 21, 2005      $8,400             $16,800
G. Elek

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

     (a)                 (b)                 (c)                           (d)                               (e)

                                                                   Number of Securities
                                                                  Underlying Unexercised            Value of Unexercised In-
                                                               Options/SARs at Fiscal Year-          the-Money Options/SARs
                    Shares Acquired                                        End(#)                    at Fiscal Year-End ($)
    Name            On Exercise(#)      Value Realized           Exercisable/Unexercisable          Exercisable/Unexercisable
    ----            ---------------     --------------         ----------------------------         -------------------------
Thomas G. Elek            0                 --                           150,000/0                            0/0

Employment Agreements and Terminations of Employment and Change in Control Arrangements

         None.

Director Compensation

         Directors who are employees of the Company (Messrs. Elek, Maynard-Taylor, Allmark and Pierson) do not receive separate compensation for service as a Director of the Company. Each Director who is not an employee of the Company (a "non-executive Director") upon appointment to the Company's Board of Directors enters a Director's Service Agreement. The four non-executive Directors received the following for the fiscal year ending December 31, 2000:

         Mr. Feit received 20,000 options at $.625 per share equaling a dollar value of $12,500 for attending all four quarterly Board of Directors meetings. Mr. Feit declined any cash compensation for the year ended 2000.

         Mr. Silow received 20,000 options at $.625 per share equaling a dollar value of $12,500 and cash compensation of $12,500 for attending all four quarterly Board of Directors meetings.

         Mr. Perske received 20,000 options at $.625 per share equaling a dollar value of $12,500 and cash compensation of $12,500 for attending all four quarterly Board of Directors meetings.

         Mr. Warren received 20,000 options at $.625 per share equaling a dollar value of $12,500 and cash compensation of $12,500 for attending all four quarterly Board of Directors meetings.

         The Director's Service Agreement provides, among other things, that the annual compensation for each non-executive Director commencing January 1, 2001 will be:

         [ ] Cash compensation of $12,500 to be paid in four installments of $3,125 each as of the date of each quarterly meeting of the Board of Directors (a "Quarterly Board Meeting").

         [ ] Shares of common stock with a fair market value of $12,500 to be granted in four installments of $3,125 each as of each Quarterly Board Meeting. Fair market value on any day means the average of the bid and asked prices at which the common stock shall have been quoted on the day or, if there were no such quotes shall have been made on such day, on the next preceding day on which there were such quotes.

         [ ] Reimbursement for all costs and travel expenses related to attending a Board or committee meeting.

In addition, each Director is covered by a $10 million Director's Liability insurance policy paid by the Company. The Directors are appointed for a one year term, subject to stockholder approval.

         Stock Option Plan

         On October 17, 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "Plan"). The Company's Board or a committee (the "Compensation Committee") duly appointed by the Board (in either case, the "Plan Administrator") administers the Plan. The Plan permits the payment of the exercise price to be in the form of cash, check, cashless exercise and such other consideration and method of payment as the Administrator may, from time to time, determine. Any Optionee is required to execute a stock purchase and restriction agreement at the time he or she exercised any options.

         As of December 31, 2000, a total of 1,689,000 shares of common stock out of a total allocated pool of 4,000,000 shares were authorized for issuance to directors, officers, employees and consultants selected by the Plan Administrator.

         Until the Plan terminates, any unpurchased shares of common stock underlying all options that expire, that are terminated, or become unexercisable for any reason, are returned to the Plan and become available for future grants. The number of shares of common stock underlying an option, the total number of shares of common stock authorized under the Plan and the stock underlying all outstanding options are proportionately adjusted for any increase or decrease in the number of outstanding shares of common stock resulting from stock splits, reverse stock splits, stock dividends, reclassifications and recapitalizations.

         The Plan provides for the grant of either incentive stock options or non-qualified stock options, except that consultants of the Company who are not also employees are not entitled to receive incentive stock options under the Option Plan. Exercise prices for incentive stock options may not be less than the fair market value per share of common stock on the date of grant, or 110% of the fair market value in the case of incentive stock options granted to any person who owns the Company's common stock possessing 10% or more of the total voting power of all of the outstanding capital stock. Exercise prices for non-qualified stock options may be less than the fair market value per share, but must be at least $.001 per share.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 2001 regarding (i) each person known to the Company to beneficially own more than five percent of its Stock and (ii) the Company's Directors and officers as a group.

                                                                 Approximate
                              Number of Shares                   Percentage
    Name                     Beneficially Owned             Of Stock Outstanding
    ----                     ------------------             --------------------

Thomas G. Elek                   3,030,141(1)                       13.14%

Aldersey Egerton Maynard-
 Taylor                          3,103,141(1)                       13.45%

POV US, LLC                      6,400,314                          27.75%

Colin Allmark                     765,0322                           3.32%

Michael Feit                     6,520,314(3)                       28.27%

Graham A. Perske                   120,000(4)                        0.52%

Gerald A. Pierson                2,685,126(5)                       11.64%

Mark L. Silow                      440,016(6)                        1.91%

F. Michael P. Warren               120,000(7)                        0.52%

John H. Duerden                          0                              0%

Directors and Executive          13,903,628(1-8)                    60.28%
Officers as a Group
(10 persons)

         1. Includes the following options exercisable within the next sixty days: options to acquire 150,000 shares at an exercise price of $1.12 per share.

         2. Includes the following options exercisable within the next sixty days: options to acquire 125,000 shares at an exercise price of $1.12 per share.

         3. Includes the following options exercisable within the next sixty days: options to acquire 100,000 shares at an exercise price of $1.12 per share and 20,000 options at an exercise price of $.625 per shares. 6,400,314 shares are owned by POV US, LLC, of which Mr. Feit is manager and in which Mr. Feit owns a 30% interest. Mr. Feit disclaims ownership of 4,480,220 shares.

         4. Includes the following options exercisable within the next sixty days: options to acquire 100,000 shares at an exercise price of $1.12 per share and options to acquire 20,000 shares at an exercise price of $.625 per share.

         5. Includes the following options exercisable within the next sixty days: options to acquire 125,000 shares at an exercise price of $1.12 per share. 6,400,314 shares are owned by POV US, LLC, in which Mr. Pierson owns a 40% interest.

         6. Includes the following options exercisable within the next sixty days: options to acquire 100,000 shares at an exercise price of $1.00 per share and options to acquire 20,000 shares at an exercise price of $.625 per share. 6,400,314 shares are owned by POV US, LLC, in which Mr. Silow owns a 5% non-voting interest.

         7. Includes the following options exercisable within the next sixty days: options to acquire 100,000 shares at an exercise price of $1.12 per share and options to acquire 20,000 shares at an exercise price of $.625 per share.

         8. Includes the following options exercisable within the next sixty days: options to acquire 10,000 shares at an exercise price of $1.12 per share.

ITEM 12. Certain Relationships and Related Party Transactions

         In April 2000, the Company entered into the Patent License Agreement with Diskxpress US, an entity owned directly or indirectly by Messrs. Elek, Maynard-Taylor, Allmark and POV (the "Principal Shareholders"). Mr. Elek is the President and Chief Executive Officer and a Director of the Company. Mr. Maynard-Taylor is the Chairman and a Director of the Company. Mr. Allmark is a Director of the Company. Gerald A. Pierson, a Director and employee of the Company, owns a 40% membership interest in POV. Michael Feit, a Director of the Company, is the managing member of POV and owns a 30% interest in POV. Mark L. Silow, Secretary and a Director of the Company, owns a 5% non-voting interest in POV.

         The Patent License Agreement permits the Company to market, sell and import compact disks ("CDs"), CD Business Cards, and CD Trading Cards. The Company is to pay certain royalties and fixed fees over the term of the agreement in consideration for the right to use the technology owned by Diskxpress US.

         The Company also entered into a ten-year supply agreement with Diskxpress UK (Ingman Limited), a wholly-owned subsidiary of Diskxpress US, to provide the Company with all of its requirements for CD Cards at negotiated prices and the Company agreed to purchase its total requirements of CD Cards from Ingman. See Item 1. Description of Business and Note 8 of the Notes to the Consolidated Financial Statements included in Item 7 for additional description of the Patent License Agreement and the Supply Agreement.

         On February 6, 2001, the Company entered into a loan agreement with the Principal Shareholders with respect to the Shareholders' Loan that provided the Company with up to $1,000,000 in working capital. Interest under this agreement accrues on the unpaid balance at the prevailing prime rate plus two percent. The Shareholders' Loan and accrued interest are due and payable in full in the earlier of May 8, 2001 or upon receipt of the proceeds of a minimum equity placement in the amount of $2,000,000. The Shareholders' Loan converts into the Shareholders' Loan Units if the loan is not repaid by May 8, 2001. Each Shareholders' Loan Unit consists of one share of common stock and one share of a nontransferable common stock purchase warrant. The number of units to be issued will be determined by dividing the principal amount of the loan by the lesser of
(i) $1.00, or (ii) the average closing share price of the Company's common stock over the five trading days prior to the conversion date less 10%. The common stock purchase warrants will have a term of three years and an exercise price equal to the price per share determined in accordance with the formula described above. The proceeds from the Shareholders' Loan are being used for working capital. As of March 31, 2001, the Company had drawn the entire $1,000,000 for working capital purposes.

ITEM 13.

(a)     Exhibits, List and Reports on Form 8-K


Exhibit
-------

3(i)            Articles of Incorporation of the Registrant(1)

3(ii)           By-Laws of the Registrant, as amended*

 10             Material Contracts

        10.1 OEM Smart Card Agreement dated June 29, 1999, between iOra Ltd. and DXP New Media Services Limited. [confidential treatment requested](2)

        10.2 Supplemental Agreement to the OEM CD Smart Card Agreement dated April 4, 2000, between iOra Limited and iQrom Limited. [confidential treatment requested](2)

        10.3 CD-U Agreement between iOra Limited, iQrom Communications, Inc. and iQrom Limited dated June 23, 2000. [confidential treatment requested](2)

        10.4 Agreement dated April 13, 2000 between DXP US, Inc. and Aldersey Egerton Maynard-Taylor, Thomas Gabor Elek, Colin Allmark, POV US, LLC, Gerald A. Pierson, Michael Feit, IQROM Communications, Inc. and IQROM Communications Acquisitions Co.(3)

        10.5 First Financing Subscription Agreement dated April 6, 2000 between the Registrant and Agens Ag.(3) Subscription agreements between the Registrant and the other Subscribers listed below have not been filed in accordance with Instruction 2 to Item 601 of Regulation S-K since they are substantially identical to the subscription agreement with Agens Ag. The material details in which the following subscription agreements differ from the Agens Ag subscription agreement are as follows:

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

        10.6 Second Financing Subscription Agreement dated April 6, 2000 between the Registrant and Online Partners Inc.(3)

        10.7 Share Purchase Warrant dated April 20, 2000 issued by the Registrant to Agens Ag for 200,000 Common Shares.(3) Share Purchase Warrants issued by the Registrant to the other Subscribers listed below have not been filed in accordance with Instruction 2 to Item 601 of Regulation S-K since they are substantially identical to the Share Purchase Warrant issued to Agens Ag filed herewith. The material details in which the following Share Purchase Warrants differ from the Agens Share Purchase Warrant are as follows:

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

        10.8 Patent License Agreement dated April 7, 2000, between DiskXpress US, Inc. and DXP US, Inc.(1)

        10.9 Supply Agreement dated April 7, 2000, between Ingman Limited, iQrom Limited (formerly DXP New Media Services Limited) and DXP US, Inc.(1)

        10.10 OEM Partnership Agreement between iOra Ltd and DXP New Media Services Limited dated June 29, 1999 [confidential treatment requested]*

        10.11 License Agreement, dated January 24, 2001, by and among Diskxpress US, Inc., iQrom Solutions, Inc. and Victor Company of Japan, Limited [confidential treatment requested] *

        10.12 Authorization Agreement, dated January 19, 2001 by and among Diskxpress US, Inc., iQrom Solutions, Inc. and Victor Company of Japan, Limited [confidential treatment requested]*

        10.13 Introduction Agency Agreement, dated as of January 25, 2001, by and between iQrom Communications, Inc. and JVC Disc America Company [confidential treatment requested] *

        10.14 Loan Agreement, by and among iQrom Communications, Inc., Colin Allmark, Thomas Gabor Elek, Aldersey Egerton Maynard-Taylor and POV US, LLC [confidential treatment requested] *

        10.15 Letter Agreement, dated February 21, 2001, by and between iQrom Communications, Inc. and Gleacher & Co. LLC [confidential treatment requested] *

        10.16   2000 Stock Option Plan *


         *  Filed herewith

         1. Incorporated by reference to our Form 10-QSB for the period ended June 30, 2000 filed on August 14, 2000.

         2. Incorporated by reference to our Form 10-QSB for the period ended September 30, 2000 filed on November 21, 2000.

         3. Incorporated by reference to our Form 8-K filed on May 5, 2000.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

        In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        iQrom Communications, Inc.
                                        Registrant

Date: April 16, 2001                    By: /s/ Thomas Gabor Elek
                                           -------------------------------------
                                           Thomas Gabor Elek, Chief Executive
                                           Officer, President and Director

 In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

          Signatures                            Capacity                                         Date
          ----------                            --------                                         ----
/s/ Aldersey E. Maynard-Taylor
---------------------------------------         Chairman and Director                            April 12, 2001
  Aldersey E. Maynard-Taylor
  Chairman

/s/ Thomas G. Elek
---------------------------------------         Principal Executive Officer and Director         April 16, 2001
  Thomas G. Elek
  President and Chief Executive Officer

/s/ Colin Allmark
---------------------------------------         Director                                         April 12, 2001
   Colin Allmark

/s/ John H. Duerden
---------------------------------------         Director                                         April 13, 2001
   John H. Duerden

/s/ Michael Feit
---------------------------------------         Director                                         April  13, 2001
   Michael Feit


---------------------------------------         Director                                         April  __, 2001
   Graham Perske

/s/ Gerald A. Pierson
---------------------------------------         Director                                         April  13, 2001
   Gerald A. Pierson

/s/ Mark L. Silow
---------------------------------------         Director                                         April  13, 2001
   Mark L. Silow

/s/ F. Michael P. Warren
---------------------------------------         Director                                         April  13, 2001
   F. Michael P. Warren

/s/ Tracy Taylor-Almeida
---------------------------------------         Treasurer, Principal Accounting Officer          April 13, 2001
   Tracy Taylor-Almeida