Form 10QSB
period 2001-03-31
IQROM COMMUNICATIONS INC
filed 2001-05-18
CIK 1065525

================================================================================
SEC 2344 Potential persons who are to respond to the collection of information contained in this form (5-99) are not required to respond unless the form displays a currently valid OMB control number.
================================================================================

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

                  For the quarterly period ended March 31, 2001
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________________ to ___________________


                        Commission file number 000-25735
                                               ---------


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


            7652 Ashley Park Court, Suite 306, Orlando, Florida 32835
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 299-2230
                           --------------------------
                           (Issuer's telephone number)

         _______________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


IQROM COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                March 31,           December 31,
ASSETS                                                                             2001                 2000
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    72,658          $   740,516
  Accounts receivable - net of allowance for doubtful
    accounts of $36,459 in 2001 and $13,442 in 2000                                921,621              996,275
  Prepaid expenses                                                                 147,917              113,501
                                                                                ----------          -----------

           Total current assets                                                  1,142,196            1,850,292

PROPERTY AND EQUIPMENT - Net                                                       229,046              237,415

INTANGIBLE ASSETS - Net                                                            942,052            1,016,834
                                                                                ----------          -----------

TOTAL                                                                          $ 2,313,294          $ 3,104,541
                                                                               ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                             $ 1,175,482          $ 1,729,279
  Stockholders' convertible note payable                                         1,000,000                    -
  Accrued expenses and other                                                       635,644              762,493
                                                                               -----------          -----------

           Total current liabilities                                             2,811,126            2,491,772
                                                                               -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, authorized 50,000,000 shares, $.001 par value                       22,024               22,024
  Additional paid-in capital                                                    10,772,500           10,122,166
  Accumulated deficit                                                          (10,923,990)          (9,491,705)
  Deferred stock-based compensation                                               (663,908)            (119,994)
  Accumulated other comprehensive income -
    Cumulative foreign currency translation adjustment                             295,542               80,278
                                                                               -----------          -----------

           Total stockholders' equity (deficiency)                                (497,832)             612,769
                                                                               -----------          -----------

TOTAL                                                                          $ 2,313,294          $ 3,104,541
                                                                               ===========          ===========

See notes to condensed consolidated financial statements.

IQROM COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                  2001          2000
REVENUES                                                                      $ 1,113,102  $   512,182

COST OF REVENUES                                                                  583,810      388,148
                                                                              -----------  -----------

           Gross profit                                                           529,292      124,034
                                                                              -----------  -----------

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
  Advertising and selling                                                          96,548      149,288
  Professional fees (inclusive of noncash stock-based consulting
    fees of $93,920 and $0 in 2001 and 2000, respectively)                         97,224       46,832
  Salaries and benefits                                                           781,986      312,932
  Depreciation and amortization                                                    98,460       10,917
  Administrative and other (inclusive of noncash stock-based
    Board of Directors fees of $12,500 and $0 in 2001 and 2000,
    respectively)                                                                 690,029      152,430
                                                                              -----------  -----------

           Total selling, general, and administrative expenses                  1,764,247      672,399
                                                                              -----------  -----------

           Operating loss                                                       1,234,955      548,365

INTEREST INCOME                                                                    (2,043)      (2,700)

INTEREST EXPENSE                                                                   10,424         -

LOSS ON FOREIGN EXCHANGE                                                          188,949         -
                                                                              -----------  -----------
NET LOSS                                                                      $ 1,432,285  $   545,665
                                                                              ===========  ===========

NET LOSS PER SHARE - Basic and diluted                                        $      0.07  $      0.05
                                                                              ===========  ===========
WEIGHTED AVERAGE SHARES USED IN CALCULATING BASIC AND
 DILUTED LOSS PER SHARE                                                        22,024,378   10,000,000
                                                                              ===========  ===========






See notes to condensed consolidated financial statements.

IQROM COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD ENDED MARCH 31, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Common         Additional                     Deferred
                                                             ----------------------    Paid-in     Accumulated     Stock-Based
                                                                Shares       Amount    Capital       Deficit       Compensation
BALANCE DECEMBER 31, 2000                                      22,024,378   $22,024  $10,122,166  $ (9,491,705)    $(119,994)

  Stock options for consulting services                            -           -         649,486        -           (649,486)
  Amortization of stock based consulting services                  -           -           -            -            93,920
  Forfeiture of stock options for consulting services                                    (11,652)                    11,652
  Stock granted for director compensation                          -           -          12,500        -              -
  Components of comprehensive loss:                                -           -           -            -              -
    Net loss                                                       -           -           -        (1,432,285)        -
    Translation adjustments                                        -           -           -            -              -
                                                               ----------   -------  -----------  ------------     ---------
           Comprehensive loss
BALANCE MARCH 31, 2001                                         22,024,378   $22,024  $10,772,500  $(10,923,990)    $(663,908)
                                                               ==========   =======  ===========  ============     =========

                                [RESTUBBED TABLE]

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD ENDED MARCH 31, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated
                                                                             Other             Total
                                                                         Comprehensive      Stockholders'
                                                                         Income (Loss)       Deficiency
BALANCE DECEMBER 31, 2000                                                  $ 80,278         $   612,769

  Stock options for consulting services                                        -                   -
  Amortization of stock based consulting services                              -                 93,920
  Forfeiture of stock options for consulting services                                              -
  Stock granted for director compensation                                      -                 12,500
  Components of comprehensive loss:                                            -                   -
    Net loss                                                                   -             (1,432,285)
    Translation adjustments                                                 215,264             215,264
                                                                           --------         -----------
           Comprehensive loss                                                                (1,217,021)
                                                                                            -----------
BALANCE MARCH 31, 2001                                                     $295,542         $  (497,832)
                                                                           ========         ===========




See notes to condensed consolidated financial statements.

IQROM COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                        UNAUDITED
                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                                -----------------------------
                                                                                                    2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                      $(1,432,285)       $(545,665)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Provision for doubtful accounts                                                                38,663             -
      Noncash stock-based expenses - consulting                                                     106,420             -
      Depreciation and amortization                                                                  98,460           10,917
      Changes in operating assets and liabilities - net of acquisition:
        Accounts receivable                                                                          35,991         (157,026)
        Prepaid assets                                                                              (34,416)         (22,472)
        Accounts payable, accrued expenses and other                                               (680,646)         756,529
                                                                                                -----------        ---------

           Net cash (used in) provided by operating activities                                   (1,867,813)          42,283
                                                                                                -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                (15,309)         (52,233)
  Acquisition of business net of cash acquired                                                           -          (572,810)
                                                                                                -----------        ---------

           Net cash used in investing activities                                                    (15,309)        (625,043)
                                                                                                -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Borrowings under notes payable                                                                  1,000,000        1,000,000
                                                                                                -----------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             215,264             -
                                                                                                -----------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                               (667,858)         417,240

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                        740,516             -
                                                                                                -----------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $  72,659        $ 417,240
                                                                                                  =========        =========


See notes to condensed consolidated financial statements.

IQROM COMMUNICATIONS, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 1.    BUSINESS AND BASIS OF PRESENTATION

       iQrom Communications, Inc., formerly known as Hiking Adventures, Inc. (Hiking), and its wholly owned subsidiaries (collectively known as the Company or iQrom) design, develop and distribute digital communications technology based on its own and licensed intellectual property.

       The accompanying unaudited condensed consolidated financial statements of iQrom Communications, Inc., and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information as permitted by Article 10 of Regulation S-X and the instructions of Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and the results of its operations and its cash flows for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 2000 and 1999, including the notes thereto, and the other information included in the Company's most recent filing on Form 10-KSB, which was filed with the Securities and Exchange Commission, "SEC", on April 17, 2001. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Risks and Uncertainties" as stated in Item 2 of this filing. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

       Formation - DXP US, Inc. (DXP), the accounting acquirer in the reverse acquisition with iQrom Communications, Inc. described below, was formed on February 24, 2000, with the issuance of 10,000 shares of its common stock (par value of $.001 per share), 5,000 shares each to two groups of stockholders. iQrom Ltd. (iQrom UK), a United Kingdom corporation formed on March 10, 1999, was contributed to DXP in exchange for DXP's note payable in the amount of $1,572,854 on April 6, 2000. This transaction, in which iQrom UK became a wholly owned subsidiary of DXP, was accounted for at historical cost in a manner similar to a pooling of interests. The resulting condensed consolidated balance sheet as of April 6, 2000 was as follows:


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
                                                                 ===========

       Going Concern - The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses of $1,432,285 and $545,665 in the three months ended March 31, 2001 and March 31, 2000, respectively. Since inception of operations, net losses have resulted in an accumulated deficit of $10,923,990 as of March 31, 2001. The Company consumed cash in its operating activities of $1,867,813 during the three-months ended March 31, 2001 and has a working capital deficiency of $1,668,930 as of March 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

       Management has been able, thus far, to finance the losses, as well as the growth of the business, through a series of private placements and private loans. The Company is in active discussions with a number of clients either with regard to potential large-volume orders and/or high-margin sales. In addition, the Company is actively seeking additional sources of financing to provide longer-term financing. The Company has retained Gleacher & Co., a U.S. investment bank, to assist in arranging an equity placement of up to $5 million, which is currently in process. Additionally, the Company is in active discussions with two potential working capital financiers. There are no assurances that the Company will be successful in achieving its goals of positive cash flows and profitability or be successful in arranging additional financing.

       In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to secure substantial and profitable sales and/or to obtain additional financing or capital sources to meet its financing requirements. Management believes that its current and future strategic, infrastructural and operational plans provide the opportunity to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

       Reverse Acquisition - On April 20, 2000, Hiking acquired DXP (the Merger) with the issuance of an additional 20,333,078 common shares. Hiking had been incorporated in Nevada on October 7, 1996. The transaction was accounted for in a manner similar to a reverse acquisition, as if DXP acquired Hiking, due to the fact that the former stockholders of DXP owned approximately 59% of the common stock of Hiking after the Merger. Management has determined that the transaction is equivalent to common stock issued by a private company for the net monetary assets of a publicly traded shell corporation accompanied by a recapitalization, rather than equivalent to a business combination. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded. In connection with the acquisition, the name of Hiking was changed to iQrom Communications, Inc. Under the accounting treatment for the reverse acquisition, DXP is considered the acquiring entity for accounting purposes and Hiking is the acquired entity even though Hiking is the surviving legal entity. As a result of this reverse acquisition accounting treatment, (i) the historical financial statements of the Company for periods prior to the date of the Merger are no longer the historical financial statements of Hiking and, therefore, are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Merger are those of DXP; (iii) all references to the financial statements of the Company apply to the historical financial statements of DXP prior to the Merger and to the consolidated financial statements of the Company subsequent to the Merger.

       Acquisition - On February 24, 2000, iQrom Limited, a subsidiary of iQrom Communications, Inc., acquired all of the assets and business operations and assumed all of the outstanding liabilities of 2 Step Productions Limited (2 Step) for approximately $639,000. 2 Step is engaged in the business of providing video conferencing and multi-media content development and design. The purchase price was allocated to the assets acquired (including cash of $148,510) based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $535,000 and is being amortized on a straight-line basis over three years.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following is a summary of significant accounting policies:

       Principles of Consolidation - The condensed consolidated financial statements include iQrom Communications, Inc. and its wholly owned subsidiaries, iQrom Solutions, Inc., and iQrom Limited. Prior to September 7, 2000, iQrom Solutions, Inc. was known as iQrom Communications Acquisitions, Inc. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

       Fair Value of Financial Instruments - The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates fair value based on the short-term maturity of these instruments.

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

       Long-Lived Assets -All long-lived assets and certain identifiable intangibles held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company compares the carrying value of its long-lived assets to projected undiscounted cash flows to determine whether such assets are impaired and to evaluate the reasonableness of the depreciation and depreciation periods.

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

       Stock-Based Compensation - The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its employee (and nonemployee members of the Board of Directors) stock options, and complies with the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation (SFAS No. 123). APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 (see Note 3). All stock-based awards to nonemployees, other than members of the Board of Directors, are accounted for at their fair value in accordance with SFAS No. 123.

       The Company's nonemployee stock-based compensation is determined using the Company's quoted closing market price as quoted on the Over-The-Counter Bulletin Board or the Black-Scholes option pricing model.

       Use of Estimates - The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       New Accounting Pronouncement - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the consolidated statements of income when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

       The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 had no impact on the financial position, results of operations or cash flows of the Company.

       Comprehensive Income (Loss) - SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from nonowner sources. The only item of other comprehensive income (loss) that the Company currently reports is gains and losses in foreign currency translation.

       Foreign Currency Translation - Foreign assets and liabilities are translated into U.S. dollars using the end of period exchange rates. The effect of this translation is reported in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements. Income statement elements of the non-U.S. subsidiary are translated to U.S. dollars using the weighted average exchange rate during the period.

       Net Loss Per Share Information - Basic and diluted loss per share is computed based on the weighted average shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential common stock issuances using the treasury stock method. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

       The following table sets forth the calculation of net loss per share for the three-month period ended March 31, 2001 and 2000:

                                                      2001              2000

Net loss                                           $ 1,432,285       $  545,665
                                                   ===========       ==========

Weighted average shares outstanding                 22,024,378       10,000,000
                                                   ===========       ==========

Net loss per share - basic and diluted             $      0.07       $     0.05
                                                   ===========       ==========

       For the period ended March 31, 2001, the Company had common equivalent shares outstanding that could potentially dilute earnings per share in the future. The potential number of common shares into which these outstanding securities are convertible are as follows as of March 31, 2001:

       Employee stock options granted and exercisable in 2000          1,031,676
       Warrants issued with private placement of common stock            660,000
       Warrants granted to settle patient litigation                   1,000,000
       Warrants granted for financial consulting services              1,000,000
                                                                       ---------
                                                                       3,691,676
                                                                       =========

 3.    STOCKHOLDERS' EQUITY

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

       The Company issued these shares under this agreement on August 18, 2000 when the fair market value, based on quoted market prices, of the Company's common stock was $4.50 per share. The Company recorded $180,000 to distribution and licensing rights and additional paid-in capital. At March 31, 2001 and December 31, 2000, the Company had a remaining obligation under this agreement of approximately $187,000, which has been accrued and is included in accounts payable in the accompanying condensed consolidated balance sheets.

       Common Stock Options Granted to Employees and Directors - Through March 31, 2001, the Company granted 11,764 shares of common stock to members of its Board of Directors as consideration for services provided to the Company. The amount of the fair value of the shares granted, which totals $12,500, was recorded as stock-based compensation expense in the accompanying condensed consolidated statements of operations. The fair market value of the shares was based on the Company's stock closing price on the date of grant. As of March 31, 2001, stock granted remained unissued.

       Common Stock Options Granted to Consultants - On December 21, 2000, the Company granted options to purchase 22,500 shares of common stock under the Company's 2000 Stock Option Plan to two employees of a subsidiary of an entity that is directly or indirectly owned by six stockholders who are also board members of the Company. The Company recorded $19,635 in deferred stock-based compensation in connection with these options as of December 31, 2000. During the three-month period ended March 31, 2001, one of these employees employment was terminated and the remaining value of forfeited options granted were reversed against additional paid-in capital. For the three-month period ended March 31, 2001, total amortization of $13,846 was expensed as stock-based consulting expense in the accompanying condensed consolidated statement of operations. Forfeitures related to termination of stock-based consulting for the three-month period ended March 31, 2001 was approximately $11,700. The remaining option vests over three years commencing in 2001. As of March 31, 2001, the remaining option has not been exercised.

       On December 21, 2000, the Company granted options to purchase 180,000 shares of common stock under the Company's 2000 Stock Option Plan to five consultants or independent contractors that provide various services to the Company. The Company recorded $157,084 in deferred stock based compensation in connection with these options as of December 31, 2000. The options vest over six months to three years from the date these consultants began providing services. For the three month period ended March 31, 2001 and for the year-ended December 31, 2000, the Company amortized $7,863 and $56,725 as stock-based consulting fees relating to these options, respectively. As of March 31, 2001, none of the options had been exercised.

       Warrants to Settle Litigation - Diskxpress, an entity owned directly or indirectly by six Company stockholders, who are also members of the Company's Board of Directors, brought an action in 2000 against SpaceMark International Corporation (SpaceMark) seeking damages in connection with patent infringement by SpaceMark. SpaceMark filed a counterclaim against Diskxpress, the Company, and an officer alleging disclosures of confidential information. All parties agreed to mediation and as a result of mediation, all parties have agreed to settle all outstanding claims against one another and have executed a confidential settlement agreement on March 6, 2001 dismissing all claims with prejudice. Under the terms of the license agreement between Diskxpress and the Company (see Note 4), the Company is required to pay Diskxpress' legal costs with respect to litigation. Settlement of this suit relieves the Company of any further litigation costs relating to this matter. The terms of the settlement agreement give Diskxpress certain rights in patent applications held by SpaceMark and provide a warrant to SpaceMark to purchase 1,000,000 shares of common stock at a price of $1 per share. This warrant vests immediately and expires at the end of a three-year period or six months after the registration of the Company's common stock. In connection with this agreement, the Company recorded stock-based settlement fees on December 31, 2000 of $720,255, based on their fair value on the date of settlement. As of March 31, 2001 the warrant has not been issued. Additionally, the Company has accrued approximately $235,000 in the accompanying condensed consolidated balance sheet as of December 31, 2000 in legal fees that were incurred subsequent to December 31, 2000 relating to this settlement.

       Consulting Agreement - The Company retained the service of Gleacher & Co. a U.S. investment bank, on February 14, 2001 to provide services over a one-year term. As consideration for the services of the financial consultant, the Company granted a warrant to purchase 1,000,000 shares of the Company's common stock, exercisable over five years at a price of $1.00. The warrant vests over a one-year period commencing on February 14, 2001 and is nonforfeitable. In connection with the granting of the warrant, the Company recorded deferred stock-based consulting fees of $649,486, based on the fair value of the warrant on the date of the grant, and amortized $80,074 to stock-based consulting expense through March 31, 2001.

4.    RELATED PARTY TRANSACTIONS

       In April 2000, the Company entered into a patent licensing agreement with Diskxpress, an entity owned directly or indirectly by six Company stockholders who are also members of the Company's Board of Directors, that permits the Company to market, sell, and import compact disks (CDs) business cards. The Company is to pay certain royalties and fixed fees over the term of the agreement in consideration for the right to use the patent owned by Diskxpress. As of March 31, 2001 and December 31, 2000, the Company has accrued approximately $20,800 and $70,000 in royalties under this agreement and such royalties are included in accrued expenses and other in the accompanying condensed consolidated balance sheets, respectively.

       The Company entered into a ten-year supply agreement with Ingman, Limited, a wholly owned subsidiary of Diskxpress, to provide the Company with all of its respective requirements for compact disk business cards at Ingman's standard prices less a discount. For the three month period ended March 31, 2001 and for the year ended December 31, 2000, the Company purchased approximately $447,000 and $2,269,000 in compact business cards, which is included in cost of sales in the accompanying consolidated condensed statement of operations, respectively. At March 31, 2001 and December 31, 2000, approximately $376,000 and $422,000 is due to Ingman and included in accounts payable in the accompanying condensed consolidated balance sheets, respectively.

5.     STOCKHOLDERS' CONVERTIBLE NOTE PAYABLE

       On February 6, 2001, the Company entered into a loan agreement with certain board members and officers of the Company to provide the Company with up to $1 million in working capital. Under the terms of the agreement, amounts are to be deposited into an escrow account for the benefit of the Company. Interest under this agreement accrues on the unpaid balance at the prevailing prime rate plus two percent. The loan and accrued interest are due and payable in full on the earlier of May 8, 2001 or upon receipt of the proceeds of a minimum equity placement in the amount of $3 million. The loan converts into equity units of the Company if the loan is not repaid by its due date. An equity unit consists of one share of common stock and one share of a nontransferable common stock purchase warrant. Common stock purchase warrants convert into shares of common stock at the lesser of the outstanding principal balance on the due date divided by $1 or the average closing price of the Company's common stock over a five-day trading period prior to the due date of the note less 10%. As of March 31, 2001, the Company had drawn $1,000,000 from escrow for working capital purposes. The Company has accrued approximately $10,400 in interest payable, which is included in accounts payable in the accompanying condensed consolidated balance sheet at March 31, 2001.

       Subsequent to March 31, 2001, the stockholders agreed to extend the maturity date to July 8, 2001.

6.    COMMITMENTS AND CONTINGENCIES

       Operating Leases -New Office Space - The Company entered into a lease for new office space in Orlando, Florida during the first quarter. The term of the lease is for three years with an option to renew the lease for an additional three years. The lease agreement obligates the Company to monthly lease payments of approximately $8,500 per month. The Company also leases office space on a month-to-month basis for its offices in Burbank, California; London and Birmingham, England. As discussed in Item 2 below, the Company has curtailed its activities in the US West Coast and will be vacating its Burbank, California offices shortly.

       JVC Agreement - On January 24, 2001, the Company and Diskxpress entered into a series of agreements with Victor Company of Japan, Limited (JVC). The agreements grant a license to the Company to manufacture and sell certain products using JVC's technology. The Company and Diskxpress have granted to JVC a license or authorization to manufacture and sell certain products using licenses and patents owned by the Company and Diskxpress, respectively. The Company will receive a royalty on worldwide sales to third parties under the license or authorization agreements. As of March 31, 2001, the Company has not sold or licensed anything subject to these agreements.


                                     * * * * * *


Item 2. Management's Discussion and Analysis or Plan of Operation.

         A predecessor to the Registrant, the non-US subsidiary of iQrom Solutions, Inc. (formerly known as iQrom Communications Acquisitions, Inc.), itself a wholly owned subsidiary of the Company, was incorporated in the United Kingdom ("UK") in March 1999 under the name of DXP New Media Services Limited ("DXP NMS"). In June 1999, DXP NMS entered into an exclusive licensing agreement with iOra Limited, a UK software developer, for the use of iOra's proprietary SoftCD(TM) technology. DXP NMS commenced operations in September 1999. In March 2000, DXP NMS changed its name to iQrom Limited. On April 20, 2000, through the series of transactions described in the notes to the condensed consolidated financial statements, iQrom Limited became a subsidiary of the Registrant.

         The consolidated condensed statements of operations include the operating results for the three months ended March 31, 2001 and 2000. The Company has increased its operations, activities, and staff in the US, UK, and Europe substantially over the past 12 months. Comparisons with its activities for the three months ended March 31, 2000 offer little insight into its current operations.

         Revenues for the three months ended March 31, 2001 increased more than 13% over the quarter ended December 31, 2000 in spite of concerns about an economic downturn. Gross profit for the three-months ended March 31, 2001, approximately $529,000, increased over 200% compared to the quarter ended December 31, 2000. The increase is due to several large CD-ROM business card orders, increased revenue from conferencing, and certain new media activities during the period. The gross profit margin year-to-date continues to be approximately 48%. The Company expects overall margins to increase over time.

         Excluding depreciation and amortization of intangible assets, selling, general and administrative expenses decreased from approximately $3,509,000 in the fourth quarter 2000 to approximately $1,666,000 in the first quarter 2001. Professional fees decreased by more than $1,455,000 as a result of the settlement of the SpaceMark patent litigation lawsuit and the recognition of the patent litigation expense, which was recorded in the fourth quarter 2000. Advertising and selling expenses decreased by more than 250%. Other expenses increased as a result of increases in the staff and support in both the UK and the US.

         As part of its new solutions-based sales' strategy, the Company intends to implement a UK-centric approach utilizing its newly established solutions sales team under David Botten. A number of alliance partners are currently being recruited in Europe and by working through local partners the Company will not require permanent establishments outside the UK. Thus, the German office will be closed and the Spanish presence reduced.

         Once the solutions sales market has been established and validated in Europe it is our intent to transfer this business model to the US. Until then, the focus in the US will be to generate commodity-type sales of CD-Cards. As well, the Company will work closely with JVC as they begin to implement a licensing program for the Company.

         This change in strategy will result in the closing of the Burbank office, establishing a commission-only compensation system for a number of personnel in Burbank as well as Orlando, and reducing certain overall staff in the US. These cost reductions will have an immediate effect on the Company's cash flows; however, they should not have a material impact on the existing backlog of potential US business.

         Total Current Assets decreased to $1,142,196 mainly as a result of payment of the expenses mentioned above as well as payments for the exclusive rights to use SoftCD(TM) on CD Business Cards and disks. The reduction in Accounts Receivable reflects a concerted effort during the period to reduce the aging of Accounts Receivable.

         The Stockholders' Convertible Note of $1,000,000 (see Note 5 above) will be converted into equity of the Company either on July 8, 2001 or upon the closing of the private placement financing, mentioned above. Aside from the Stockholders' Convertible Note, current liabilities reduced by almost 28% during the first quarter which had a negative impact on cash and cash equivalents



 Liquidity and Capital Resources

         Our primary liquidity requirement in 2000 was the cost of acquiring our licensed technology, our initial financing, the reverse merger with Hiking Adventurers, Inc., the acquisition of 2 Step, patent litigation and the implementation and funding of our sales and marketing efforts. For 2001, our primary liquidity requirement will be funding the expansion of the products and services offered to our customers, the funding of our global sales and marketing efforts and defending our intellectual property rights.

         On March 31, 2001, our cash and cash equivalents were approximately $72,700. Accounts payable reflects the high level of professional fees incurred during the year, especially with respect to the patent litigation (approximately $350,000). Accrued expenses and other primarily reflects accrued, but not yet owed, costs of royalties, license fees, and the final capital payments due to iOra for use of its technology on standard-sized CDs.

         The gross margin on products varies substantially. At the low end, the gross margin on the sale of CD-Cards generally falls within the range of 15-25%, while the gross margin on solution projects might be as high as 60-70%. Thus it is difficult to estimate the volume of revenues that are required during the year 2001 to fund our sales and marketing efforts and to expand the products and services offered to our customers. We anticipate that we will need approximately $2,000,000 during the next nine months to implement our business plan. If we are unable to increase our sales orders or to secure additional capital and/or other funds, we will continue to realize negative cash flow and losses. It would then, in turn, be unlikely that we would be able to implement our sales and marketing efforts or other elements of our strategic plan and therefore, we might be unable to continue as a going concern.

         Since inception, the Company has not had a profitable quarter. Concerns about the global economy have continued into the first quarter 2001 and there has been a slow-down in corporate spending which has had an impact on the Company's sales. While unit sales for the first quarter 2001 were higher than those in the fourth quarter 2000, revenues were flat when compared to the previous quarter as a result of a unit sales price decrease that took effect on January 1, 2001. These losses, combined with the longer sales-cycle associated with the higher margin solution projects, have put pressure on the Company's cash resources. There are, however, potential large orders in both the U.S. and Europe, which could substantially change the Company's situation. Of course, there can be no assurances that these large orders will be consummated.

         The Company has taken certain steps to improve its liquidity and capital resources. As mentioned in the notes to the condensed consolidated financial statements, on February 6, 2001, certain of our stockholders and Directors provided a convertible loan to the Company in the amount of $1,000,000 for working capital. The Stockholders' Convertible Note originally due on May 8th 2001, has been amended to extend the due date until July 8, 2001 and will convert into equity units if not repaid by the due date. In early May the Company implemented a cost reduction strategy by reducing staff in the US and closing an office in Burbank, California. These measures should help preserve cash resources of the Company.

         In addition, the Company has retained Gleacher & Co. LLC, a U.S. investment bank, as its financial advisor to assist it in raising up to $5,000,000 by means of an equity private placement. The Company commenced marketing the private placement in early May with a targeted closing date for the placement by mid-June. There can be no assurance that the Company will be able to raise additional capital through the private placement. In connection with the issuance of the warrant, the Company, in its first quarter 2001 financial results, recorded deferred stock-based consulting fees of approximately $649,500, based on the fair market value of the warrant on the date of issue using the Black-Scholes' valuation model, and amortized to stock-based consulting expense approximately $80,000 through March 31, 2001.

         The Company does not have any debt outstanding on its balance sheet with the exception of the Stockholders' Convertible Note of $1,000,000, which is due on July 8, 2001. The Company has been in discussions as of March 31, 2001 with at least two financial institutions about establishing a credit facility secured by accounts receivable as a source for periodic working capital. The Company may enter into such a facility regardless of whether the equity placement is successful.

         The Company's ability to continue as a going concern is dependent upon management's ability to successfully secure substantial and profitable sales and/or to obtain additional financing or capital sources to meet the Company's financing requirements. The Company's condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

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

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K.
(a)         Exhibits

         Exhibit
         -------

         3(i)          Articles of Incorporation of the Registrant(1)

         3(ii)         By-Laws of the Registrant, as amended(4)

          10           Material Contracts


                  10.1 OEM Smart Card Agreement dated June 29, 1999, between iOra Ltd. and DXP New Media Services Limited. [confidential treatment requested](2)

                  10.2 Supplemental Agreement to the OEM CD Smart Card Agreement dated April 4, 2000, between iOra Limited and iQrom Limited. [confidential treatment requested](2)

                  10.3 CD-U Agreement between iOra Limited, iQrom Communications, Inc. and iQrom Limited dated June 23, 2000.(2)

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

                  10.8 Patent License Agreement dated April 7, 2000, between Diskxpress US, Inc. and DXP US, Inc.(1)

                  10.9 Supply Agreement dated April 7, 2000, between Ingman Limited, iQrom Limited (formerly DXP New Media Services Limited) and DXP US, Inc.(1)

                  10.10 License Agreement, dated January 24, 2001, by and among Diskxpress US, Inc., iQrom Solutions, Inc. and Victor Company of Japan, Limited [confidential treatment requested](4)

                  10.11 Side Agreement, dated January , 2001, by and among Diskxpress US, Inc., iQrom Solutions, Inc. and Victor Company of Japan, Limited [confidential treatment requested](4)

                  10.12 Authorization Agreement, dated January 19, 2001 by and among Diskxpress US, Inc., iQrom Solutions, Inc. and Victor Company of Japan, Limited [confidential treatment requested](4)


                  10.13 Introduction Agency Agreement, dated as of January 25, 2001, by and between iQrom Communications, Inc. and JVC Disc America Company [confidential treatment requested(4)

                  10.14 Loan Agreement, by and among iQrom Communications, Inc., Colin Allmark, Thomas Gabor Elek, Aldersey Egerton Maynard-Taylor and POV US, LLC [confidential treatment requested](4)

                  10.15 Letter Agreement, dated February 21, 2001, by and between iQrom Communications, Inc. and Gleacher & Co. LLC [confidential treatment requested](4)


                  10.16    2000 Stock Option Plan(4)

1. Incorporated by reference to our Form 10-QSB for the period ended June 30, 2000, filed on August 14, 2000.

2. Incorporated by reference to our Form 10-QSB for the period ended September 30, 2000, filed on November 21, 2000.

3.       Incorporated by reference to our Form 8-K filed on May 5, 2000.

4. Incorporated by reference to our form 10K-SB for the period ended December 31, 2000, filed on April 17, 2001.


(b)      REPORTS

         None.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      iQrom COMMUNICATIONS, INC.
                                                      -------------------------
                                                      (Registrant)

Date:  May 18, 2001                                  _/s/ Thomas Gabor Elek
                                                     (Signature)*
                                                    Thomas Gabor Elek, President
                                                    and Chief Executive Officer


*Print the name and title of each signing officer under his signature.